Form 10-Q
period 2024-06-30
Flag Ship Acquisition Corp
filed 2024-08-08
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42138

Flag Ship Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Broadway, Suite 934
New York, New York 10004

(Address of principal executive offices)

(646) 362-0256

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, and one right	FSHPU	The Nasdaq Stock Market LLC
Ordinary Share, $0.001 par value	FSHP	The Nasdaq Stock Market LLC
Rights to receive one-tenth (1/10th) of one Ordinary Share	FSHPR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 8, 2024, there were 8,863,000 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023
ASSETS
Current asset:
Cash	$105,626	$116,210
Prepayments and deposits	132,036	4,338

Total current assets	237,662	120,548
Deferred offering costs	-	30,000
Investments held in trust account	69,097,945	-

TOTAL ASSETS	$69,335,607	$150,548

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$31,910	$-
Amount due to related party	10,000	-
Promissory note – related party	-	433,554

Total current liabilities	41,910	433,554

Deferred underwriting compensation	1,725,000	-

TOTAL LIABILITIES	1,766,910	433,554

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.01 and $0 at June 30, 2024 and December 31, 2023, respectively	69,097,945	-

Shareholder’s deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	1,963	1,725
Additional paid in capital	-	23,275
Accumulated deficit	(1,531,211)	(308,006)

Total Shareholder’s deficit	(1,529,248)	(283,006)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$69,335,607	$150,548

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Formation, general and administrative expenses	$(78,021)	$(1,704)	$(153,809)	$(4,245)

Other income:
Other income	-	4,250	-	4,250
Dividend income earned in investments held in Trust Account	97,945	-	97,945	-
Total other income, net	97,945	4,250	97,945	4,250

Income (loss) before income taxes	19,924	2,546	(55,864)	5

Income taxes	-	-	-	-

NET INCOME (LOSS)	$19,924	$2,546	$(55,864)	$5

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	758,242	-	379,121	-
Basic and diluted net income (loss) per ordinary shares subject to possible redemption	$0.01	$-	$(0.03)	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,751,154	1,725,000	1,738,077	1,725,000
Basic and diluted net income (loss), ordinary shares attributable to Flag Ship Acquisition Corporation	$0.01	$0.00	$(0.03)	$0.00

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

Net loss for the period	-	-	-	(75,788)	(75,788)

Balance as of March 31, 2024	1,725,000	$1,725	$23,275	$(383,794)	$(358,794)

Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567
Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709
Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(97,945)	(97,945)

Net income for the period	-	-	-	19,924	19,924

Balance as of June 30, 2024	1,963,000	$1,963	$-	$(1,531,211)	$(1,529,248)

	Six months ended June 30, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,725,000	$1,725	$23,275	$(245,607)	$(220,607)

Net loss for the period	-	-	-	(2,541)	(2,541)

Balance as of March 31, 2023	1,725,000	$1,725	$23,275	$(248,148)	$(223,148)

Net income for the period	-	-	-	2,546	2,546

Balance as of June 30, 2023	1,725,000	$1,725	$23,275	$(245,602)	$(220,602)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(55,864)	$5
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(97,945)
Change in operating assets and liabilities
Deferred offering costs	30,000	-
Prepayments and deposits	(127,698)	2,024
Accrued liabilities	31,910	(4,512)

Net cash used in operating activities	(219,597)	(2,483)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,000,000)	-

Net cash used in investing activities	(69,000,000)	-

Cash flows from financing activities:
Proceed from public offering, net of offering costs	67,252,567	-
Proceed from private placement	2,380,000	-
Advance from related party	10,000	-
Repayment of promissory note - related party	(433,554)	(3,670)

Net cash provided by (used in) financing activities	69,209,013	(3,670)

NET CHANGE IN CASH	(10,584)	(6,153)

CASH, BEGINNING OF PERIOD	116,210	182,408

CASH, END OF PERIOD	$105,626	$176,255

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$64,667,291	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$3,231,709	$-
Accretion of carrying value to redemption value	$7,564,418	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$97,945	$-
Accrued underwriting compensation	$1,725,000	$-

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Flag Ship Acquisition Corporation (the “Company”) is a blank check incorporated company incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2024, the Company had not yet commenced any operations. All activities through June 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on June 17, 2024. On June 20, 2024, the Company consummated the Initial Public Offering of 6,900,000 units (the “Public Units”), which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $69,000,000 to the Company. Each Public Unit consists of one ordinary share and one right (“Public Rights”). Each whole Public Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 238,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Whale Management Corporation (the “Sponsor”), generating gross proceeds of $2,380,000 to the Company. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of the initial business combination.

Transaction costs amounted to $3,448,233, consisting of $1,380,000 of underwriting commissions, $1,725,000 of deferred underwriting commissions and $343,233 of other offering costs.

Trust Account

The aggregate amount of $69,000,000 ($10.00 per Public Unit) held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust National Association, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Initial Public Offering (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 21 or 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination depending on occurrence of the Event), subject to applicable law.

Business Combination

The Company listed the Units on the Nasdaq Global Market (“NASDAQ”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and interest released to pay taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that at least $10.00 per Unit, including the proceeds of the sale of the Private Units will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholder, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “initial shareholders”) and the underwriters will agree (a) to vote their Founder Shares, the ordinary shares included in the Private Placement Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Public Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees must deposit into the Trust Account $200,000 (approximately $0.033 per public share in either case), up to an aggregate of $1,800,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per Unit.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going concern consideration

As of June 30, 2024, the Company had cash of $105,626 and a working capital of $195,752. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

The Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period) from the closing of the Initial Public Offering to consummate a Business Combination. If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. There is a possibility that business combination might not happen within the prescribed period of time.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form S-1A. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash balance of $105,626 and $116,210 as of June 30, 2024 and December 31, 2023, respectively. The Company has no cash equivalents as of June 30, 2024 and December 31, 2023.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Rights accounting

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of ten in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the rights are classified as equity.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The net income (loss) per share presented in the unaudited statement of operations is based on the following:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net (loss) income	$(55,864)	$5

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Net income	$19,924	$2,546

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$(10,003)	$(45,861)	$-	$5
Allocation of net income (loss)	$(10,003)	$(45,861)	$-	$5
Denominators:
Weighted-average shares outstanding	379,121	1,738,077	-	1,725,000
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$-	$0.00

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$6,020	$13,904	$-	$2,546
Allocation of net income	$6,020	$13,904	$-	$2,546
Denominators:
Weighted-average shares outstanding	758,242	1,751,154	-	1,725,000
Basic and diluted net income per share	$0.01	$0.01	$-	$0.00

●	Related parties

The Company follows the ASC Topic 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$69,097,945	$69,097,945	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

●	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On June 20, 2024, the Company sold 6,900,000 Public Units, which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Unit consists of one ordinary share and one Public Right. Each whole Public Right entitles the holder to receive one-tenth (1/10) ordinary share upon consummation of initial business combination.

All of the 6,900,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 238,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of the initial business combination.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the initial shareholder for no consideration. On February 20, 2021, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000. On September 23, 2021, the Company purchased back all the 1,150,000 shares for $25,000 and reissued 2,875,000 ordinary shares to the Sponsor for $25,000. On November 29, 2022, our sponsor surrendered 1,150,000 shares for no consideration. The Founder Shares include an aggregate of up to 225,000 shares subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsors will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On January 28, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. On February 4, 2022, the Company and the Sponsor mutually agreed to extend the repayment date on the earlier of (i) December 31, 2022 or (ii) the consummation of the Proposed Offering. On December 2, 2022, the Company and the Sponsor mutually agreed to increase the principal amount up to $500,000 and extend the repayment date on the earlier of (i) December 31, 2023 or (ii) the consummation of the Proposed Offering. On December 29, 2023, the Company and the Sponsor mutually agreed to increase the principal amount up to $500,000 and extend the repayment date on the earlier of (i) December 31, 2024 or (ii) the consummation of the Proposed Offering.

As of June 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $0 and $433,554, respectively.

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Company had an advance of $10,000 and $0 due to Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Public Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to six times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per Public Share in either case), up to an aggregate of $2,070,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There was no extension loan as of June 30, 2024.

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 1,963,000 and 1,725,000 ordinary shares issued and outstanding, excluding 6,900,000 and 0 ordinary shares subject to possible redemption, respectively.

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholder, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Proposed Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time on or after (i) the date that the Company consummates a Business Combination with respect to the Founder Shares and Working Capital Loan Securities (or underlying securities) or (ii) commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 Units (over and above 6,000,000 Units referred to above) solely to cover over-allotments at the “Proposed Public Offering” price, less the underwriting discounts and commissions. On June 20, 2024, the underwriters fully exercised the over-allotment option to purchase 900,000 Public Units, generating gross proceeds to the Company of $9,000,000. The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,380,000. In addition, the underwriters are entitled to a deferred underwriting fee of 2.5% of the gross proceeds of the IPO, or $1,725,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Flag Ship Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Whale Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity since inception up to June 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2024, we had a net income of $19,924, which consisted of dividend income earned in investments held in Trust Account of $97,945, partially set-off by formation and operating costs of $78,021.

For the six months ended June 30, 2024, we had a net loss of $55,864, which consisted of formation and operating costs of $153,809, partially set-off by dividend income earned in investments held in Trust Account of $97,945.

For the three months ended June 30, 2023, we had a net income of $2,546, which consisted of other income of $4,250, partially set-off by formation and operating costs of $1,704.

For the six months ended June 30, 2023, we had a net income of $5, which consisted of other income of $4,250, partially set-off by formation and operating costs of $4,245.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on June 17, 2024, the holders of the insider shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are to a cash underwriting discount of 2.0% of the gross proceeds of the initial public offering, or $1,380,000, upon the closing of the initial business combination. In addition, the underwriters are entitled to a deferred underwriting fee of 2.5% of the gross proceeds of the IPO, or $1,725,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Administrative Services Agreement

We entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation.

In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our unaudited financial statements includes the valuation of ordinary shares subject to possible redemption. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus filed with the SEC on June 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus filed on June 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Simultaneously with the closing of the Company’s IPO, the Company consummated the private placement (“Private Placement”) with its sponsor, Whale Management Corporation, a British Virgin Islands company (“Sponsor”) for the purchase of 238,000 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,380,000 pursuant to the Private Placement Unit Purchase Agreement dated June 17, 2024. Each Private Unit purchased by the Sponsor consists of one Shares, one right to receive one-tenth (1/10) of a Share upon the consummation of a business combination. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on July 17, 2024. We completed our initial public offering on July 20, 2024. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one right. Each right entitles the holders thereof to receive one tenth (1/10) of one ordinary share upon the consumption of the initial business combination. In connection with our initial public offering, we sold 6,900,000 units, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Whale Management Corporation, the Company completed the private sale of an aggregate of 238,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,380,000.

Transaction costs related to our IPO amounted to $3,448,233, consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,620,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,380,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based Trust Account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the consummation of the IPO if we extend the period of time to consummate a business combination).

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: August 8, 2024		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: August 8, 2024		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principle Financial Officer)