Form 10-Q
period 2024-09-30
Flag Ship Acquisition Corp
filed 2024-11-12
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 8,863,000 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	December 31, 2023
ASSETS
Current asset:
Cash	$215	$116,210
Prepayments and deposits	120,545	4,338

Total current assets	120,760	120,548
Deferred offering costs	-	30,000
Investments held in trust account	69,989,243	-

TOTAL ASSETS	$70,110,003	$150,548

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$10,413	$-
Promissory notes – related party	317,566	433,554

Total current liabilities	327,979	433,554

Deferred underwriting compensation	1,725,000	-

TOTAL LIABILITIES	2,052,979	433,554

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.14 and $0 at September 30, 2024 and December 31, 2023, respectively	69,989,243	-

Shareholder’s deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	1,963	1,725
Additional paid in capital	-	23,275
Accumulated deficit	(1,934,182)	(308,006)

Total Shareholder’s deficit	(1,932,219)	(283,006)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$70,110,003	$150,548

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Formation, general and administrative expenses	$(402,971)	$(45,809)	$(556,780)	$(50,054)

Other income:
Other income	-	-	-	4,250
Dividend income earned in investments held in Trust Account	891,298	-	989,243	-
Total other income, net	891,298	-	989,243	4,250

Income (loss) before income taxes	488,327	(45,809)	432,463	(45,804)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$488,327	$(45,809)	$432,463	$(45,804)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-	2,568,613	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.06	$-	$0.10	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,500,000	1,813,599	1,500,000
Basic and diluted net income (loss), ordinary shares attributable to Flag Ship Acquisition Corporation	$0.06	$(0.03)	$0.10	$(0.03)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

Net loss for the period	-	-	-	(75,788)	(75,788)

Balance as of March 31, 2024	1,725,000	1,725	23,275	(383,794)	(358,794)

Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567
Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709
Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(97,945)	(97,945)

Net income for the period	-	-	-	19,924	19,924

Balance as of June 30, 2024	1,963,000	1,963	-	(1,531,211)	(1,529,248)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(891,298)	(891,298)
Net income for the period	-	-	-	488,327	488,327

Balance as of September 30, 2024	1,963,000	$1,963	$-	$(1,934,182)	$(1,932,219)

	Nine months ended September 30, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,725,000	$1,725	$23,275	$(245,607)	$(220,607)

Net loss for the period	-	-	-	(2,541)	(2,541)

Balance as of March 31, 2023	1,725,000	1,725	23,275	(248,148)	(223,148)

Net income for the period	-	-	-	2,546	2,546

Balance as of June 30, 2023	1,725,000	1,725	23,275	(245,602)	(220,602)

Net loss for the period	-	-	-	(45,809)	(45,809)

Balance as of September 30, 2023	1,725,000	$1,725	$23,275	$(259,411)	$(266,411)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$432,463	$(45,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(989,243)	-
Change in operating assets and liabilities
Deferred offering cost	30,000	-
Prepayments and deposits	(116,207)	2,024
Accrued liabilities	10,413	(4,512)

Net cash used in operating activities	(632,574)	(48,292)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,000,000)	-

Net cash used in investing activities	(69,000,000)	-

Cash flows from financing activities:
Proceed from public offering, net of offering costs	67,252,567	-
Proceed from private placement	2,380,000	-
Proceeds from Promissory Notes – Related Party	317,566	-
Repayment of Promissory Notes – Related Party	(433,554)	(3,671)

Net cash provided by (used in) financing activities	69,516,579	(3,671)

NET CHANGE IN CASH	(115,995)	(51,963)

CASH, BEGINNING OF PERIOD	116,210	182,408

CASH, END OF PERIOD	$215	$130,445

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$64,667,291	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$3,231,709	$-
Accretion of carrying value to redemption value	$7,564,418	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$989,243	$-
Accrued underwriting compensation	$1,725,000	$-

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

As of September 30, 2024, the Company had not yet commenced any operations. All activities through September 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

On October 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong (“GRT”), and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“Merger Sub”). Pursuant to the Merger Agreement, among other things, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GRT (the “Surviving Company”).

At the Effective Time, by virtue of the Merger and without any action of the part of the Company, Merger Sub or any other Person:

(i) each of the Company’s ordinary shares (the “Company Shares”) issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares (each, as defined below), if any, will be automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the Merger, one (1) ordinary share of GRT (such shares of GRT, collectively, “Parent Ordinary Shares”) payable in American Depositary Shares of GRT (“Parent ADSs”) for each such Company Share (the “Per Share Merger Consideration”); and

(ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the Effective Time will be cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, Parent Ordinary Shares, payable in Parent ADSs, in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right (the “Company Rights Holder”) would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right, multiplied by (c) the ADS exchange rate of rate of one (1) Parent Ordinary Share per one (1) Parent ADS (the “ADS Exchange Rate”) (the “Rights Merger Consideration”).

The aggregate consideration payable to pursuant to the Merger Agreement to the shareholders of the Company (“Company Shareholders”) entitled thereto shall consist of that number of Parent Ordinary Shares payable in Parent ADSs that is equal to (i) the Per Share Merger Consideration multiplied by the number of Company Shares registered in the name of those Company Shareholders immediately prior to the Effective Time, multiplied by the ADS Exchange Rate, plus (ii) the Rights Merger Consideration, as described above.

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

Going concern consideration

As of September 30, 2024, the Company had cash of $215 and a working deficit of $207,219. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash balance of $215 and $116,210 as of September 30, 2024 and December 31, 2023, respectively. The Company has no cash equivalents as of September 30, 2024 and December 31, 2023.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

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

The net income (loss) per share presented in the unaudited statement of operations is based on the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net income (loss)	$432,463	$(45,804)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
Net income (loss)	$488,327	$(45,809)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$253,486	$178,977	$-	$(45,804)
Allocation of net income (loss)	$253,486	$178,977	$-	$(45,804)
Denominators:
Weighted-average shares outstanding	2,568,613	1,813,599	-	1,500,000
Basic and diluted net income (loss) per share	$0.10	$0.10	$-	$(0.03)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$380,171	$108,156	$-	$(45,809)
Allocation of net income (loss)	$380,171	$108,156	$-	$(45,809)
Denominators:
Weighted-average shares outstanding	6,900,000	1,963,000	-	1,500,000
Basic and diluted net income per share	$0.06	$0.06	$-	$(0.03)

●	Related parties

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$69,989,243	$69,989,243	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

●	Recent accounting pronouncements

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

Promissory Notes — Related Party

On January 28, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. On February 4, 2022, the Company and the Sponsor mutually agreed to extend the repayment date on the earlier of (i) December 31, 2022 or (ii) the consummation of the Proposed Offering. On December 2, 2022, the Company and the Sponsor mutually agreed to increase the principal amount up to $500,000 and extend the repayment date on the earlier of (i) December 31, 2023 or (ii) the consummation of the Proposed Offering. On December 29, 2023, the Company and the Sponsor mutually agreed to extend the repayment date on the earlier of (i) December 31, 2024 or (ii) the consummation of the Proposed Offering.

On August 30, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial business combination.

As of September 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Notes was $317,566 and $433,554, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to six times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per Public Share in either case), up to an aggregate of $2,070,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There was no extension loan as of September 30, 2024.

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 1,963,000 and 1,725,000 (of which 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full) ordinary shares issued and outstanding, excluding 6,900,000 and 0 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On October 21, 2024, the Company entered into the Merger Agreement with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong (“GRT”), and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“Merger Sub”).

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

Results of Operations

Our entire activity since inception up to September 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2024, we had a net income of $488,327, which consisted of dividend income earned in investments held in Trust Account of $891,298, partially set-off by formation and operating costs of $402,971.

For the nine months ended September 30, 2024, we had a net income of $432,463, which consisted of dividend income earned in investments held in Trust Account of $989,243, partially set-off by formation and operating costs of $556,780.

For the three months ended September 30, 2023, we had a net loss of $45,809, which consisted of formation and operating costs of $45,809.

For the nine months ended September 30, 2023, we had a net loss of $45,804, which consisted of other income of $4,250, partially set-off by formation and operating costs of $50,054.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

FLAG SHIP ACQUISITION CORPORATION

Date: November 12, 2024		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: November 12, 2024		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principle Financial Officer)