Form 10-K
period 2024-12-31
Flag Ship Acquisition Corp
filed 2025-03-04
CIK 1850059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-42138

Flag Ship Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Broadway, Suite 934 New York, New York	10004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 362-0256

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, and one right	FSHPU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	FSHP	The Nasdaq Stock Market LLC
Rights to receive one-tenth (1/10th) of one Ordinary Share	FSHPR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

On June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, only the registrant’s units were then trading on the Nasdaq Global Market (“Nasdaq”). The registrant’s ordinary shares began separate trading on Nasdaq on August 15, 2024. On June 28, 2024, the aggregate market value of the registrant’s ordinary shares outstanding, other than ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the units reported on Nasdaq on such date was $69,138,00 (based on the closing sales price of the units on June 28, 2024 of $10.02).

As of March 4, 2025, there were 8,863,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to the 1,725,000 ordinary shares initially purchased by our sponsor in a private placement purchase prior to our initial public offering;

●	“GRT” are to Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong;

●	“IPO” are to our initial public offering completed on June 20, 2024;

●	“ordinary shares” are to our ordinary shares, par value $0.001 per share, which include the public shares as well as the private placement shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board;

●	“PRC” or “China” are to the People’s Republic of China, including the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“Prescribed Time Frame” are to the time period within which we must complete our initial business combination, which is up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination in accordance with our amended and restated memorandum and articles of association, which may be accomplished only if the sponsor deposits additional funds into the trust account as described in this Annual Report;

●	“private placement units” are to our private sale, simultaneously with the closing of the IPO, to our sponsor of an aggregate of 238,000 placement units, including 18,000 units as a result of the underwriters’ exercise of its over-allotment option at a purchase price of $10.00 per unit;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement units” are to the units issued to our sponsor and/or its designees in a private placement simultaneously with the closing of the IPO;

●	“Proposed GRT Combination” are to the contemplated business combination under the definitive merger agreement dated as of October 21, 2024, by and among Flag Ship Acquisition Corporation, Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong, and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT;

●	“public rights” are to the rights sold as part of the units in the IPO (whether they are subscribed for the initial public offering or acquired in the open market);

●	“public shares” are to our ordinary shares offered as part of the units in the IPO (whether they were subscribed for in the IPO or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public units” are to the units sold in the IPO (whether they are subscribed for in the initial public offering or acquired in the open market);

●	“rights” are to our rights, which include the public rights as well as the private placement rights;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Whale Management Corporation, a British Virgin Islands exempted company;

●	“trust account” are to the trust account established for the benefit of our public shareholders with Wilmington Trust, National Association, acting as trustee; and

●	“we,” “us,” or “our company” are to Flag Ship Acquisition Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following the IPO.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. BUSINESS

General

Flag Ship Acquisition Corporation is a blank check company incorporated on May 14, 2018 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on June 17, 2024. We completed our initial public offering on June 20, 2024. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share, one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination.

In connection with our initial public offering, we sold 6,900,000 units, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Whale Management Corporation, a British Virgin Islands company, the Company completed the private sale of an aggregate of 238,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,380,000. The Private Placement Units are identical to the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until (1) with respect to 50% of the founder shares, the earlier of six months after the completion of a business combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing after a business combination and (2) with respect to the remaining 50% of the founder shares, six months after the completion of a business combination, or earlier, in either case, if, subsequent to a business combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $3,448,233, consisting of $1,380,000 of underwriting commissions, $1,725,000 of deferred underwriting commissions and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,545,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,455,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months (or 15 months if we enter into a business combination agreement within 12 months from the closing of this offering (the “Event”)) from the closing of the IPO (or up to 21 months, or 24 months if the Event occurs, from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months (or 15 months if the Event occurs) from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles).

At December 31, 2024, the Company had a working capital deficit of $539,737, which excludes the amount of $70,799,136 for marketable securities held in the trust account within non-current assets, and the amount of $1,725,000 for deferred underwriting commissions within non-current liabilities.

The Company’s units are listed on The Nasdaq Global Market (“Nasdaq”) and commenced trading under the ticker symbol “FSHPU” on June 18, 2024. Each unit consists of one ordinary share, one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. The units began separate trading on August 15, 2024 and the ordinary shares and rights commenced trading on Nasdaq under the symbols “FSHP,” and “FSHPR,” respectively.

Proposed GRT Business Combination

On October 21, 2024, Flag Ship Acquisition Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong, and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“Merger Sub”).

The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on October 23, 2024. Other than as specifically discussed, this Annual Report does not assume the closing of the transactions contemplated by the Merger Agreement (“Proposed GRT Business Combination”). The following description of the Merger Agreement and related agreements do not purport to be complete and is qualified in its entirety by reference to the full text of the corresponding agreements, the forms of which were filed as exhibits to the Current Report on Form 8-K on October 23, 2024 and the terms of which are incorporated by reference herein. On February 28, 2025, Flag Ship, GRT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

Merger Agreement

The Merger

Pursuant to the Merger Agreement, among other things, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GRT (the “Surviving Company”). Immediately upon Closing, the Company and Merger Sub will cause a plan of merger (the “Plan of Merger”) approved by the directors of each such entity consistent with the Merger Agreement, and in the form and containing such other documents as may be required by the Cayman Companies Act (the “Merger Documents”) to be executed and then filed for registration by the Cayman Registrar. The Merger will become effective at such time as the Plan of Merger is registered by the Cayman Registrar, or at such other time subsequent thereto, but not exceeding 90 days from the date of registration, as mutually agreed between Merger Sub and the Company and specified in the Plan of Merger (the “Effective Time”).

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

The term “Excluded Shares” means Company Shares, if any, held immediately prior to the Effective Time by the Company or GRT, and the term “Dissenting Shares” means Company Shares issued and outstanding immediately prior to the Effective Time that are held by any holder who is (a) entitled to dissent to the Merger pursuant to Section 238 of the Cayman Companies Act and (b) properly dissents to the Merger and makes a demand for payment of the fair value of such holder’s shares in accordance with Section 238 of the Cayman Companies Act, and has not withdrawn such dissent.

Merger Consideration

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

Indemnification Obligations

GRT is obligated to cause all rights to indemnification and advancement of expenses and all limitations on liability existing in favor of any employee, officer or director of the Company to survive the consummation of the transactions contemplated in the Merger Agreement and continue in full force and effect and be honored by the Surviving Company and GRT after the Effective Time.

Representation and Warranties

Under the Merger Agreement, GRT and the Merger Sub (collectively, the “Group Companies”), on the one hand, and the Company, on the other hand, have each made representations and warranties to each other, including without limitation as to such parties’ corporate powers, capital structure, financial condition, legal activity and compliance, and in the case of each of the Group Companies, its assets, liabilities, properties, taxes, recent operations, contracts, related party transactions, intellectual property, insurance, employee matters and certain other matters.

The assertions embodied in those representations and warranties were made for purposes of the Merger Agreement and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations and warranties in the Merger Agreement are also modified in important part by the disclosure schedules and annexes attached thereto, which are not filed publicly and which may be subject to contractual standards of materiality or material adverse effect applicable to the contracting parties that differ from what may be viewed as material to investors. The representations and warranties in the Merger Agreement and the items listed in the disclosure schedules were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that the disclosure schedules contain information that is material to an investment decision. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates.

Covenants and Agreements of the Parties

Each party agreed in the Merger Agreement to use their commercially reasonable efforts to effect the closing of the transaction contemplated thereby. The Merger Agreement also contains covenants of the parties during the period between the signing of the Merger Agreement and the earlier of the Effective Time or the termination of the Merger Agreement, including covenants regarding (1) the operation of their respective businesses in the ordinary course of business, (2) the provision of access to their books and records, (3) confidentiality, (4) exclusive dealing, (5) notifications of certain breaches, consent requirements or other matters, (6) efforts to consummate the Merger and obtain third party and regulatory approvals, and (7) with respect to GRT, (i) its agreement that it has no claim against the trust account established for the benefit of the shareholders of the Company and (ii) the establishment of an ADR facility.

The Company also agreed, as promptly as practicable after the date of the Merger Agreement, to file a proxy statement (the “Proxy Statement”) for an extraordinary general meeting of its shareholders to approve the Merger Agreement and related matters (“Shareholder Meeting”) and provide all of its public shareholders with the opportunity to redeem their public shares in conjunction with the shareholder vote and GRT shall cause to be filed with the SEC a registration statement on Form F-4, in which the Proxy Statement will be included. Without limitation, in the Proxy Statement, the Company must seek from its shareholders (i) approval of the Merger Agreement, (ii) the adoption and approval of the Merger Documents, including the Plan of Merger, (iii) approval to obtain any and all other approvals necessary or advisable to effect the consummation of the Merger (the proposals set forth in the foregoing clauses (i) through (iii) are referred to as the “Company Proposals”), and (iv) any proposal to adjourn or postpone the meeting to a later date, if there are not sufficient votes for the approval of the Company Proposals, on the date on which such meeting is held. The Company agreed, through its board of directors, to recommend that the Company Shareholders vote in favor of all Company Proposals, and not withdraw or modify such recommendation prior to termination of the Merger Agreement.

From the date of execution of the Merger Agreement through the Closing, the Company shall use all reasonable efforts to remain as a public company on, and for its securities to be tradable over the Nasdaq Global Market. GRT shall use all reasonable efforts to apply for a listing of Parent ADSs on, and for Parent ADSs to be tradable over, the Nasdaq Stock Market.

Conditions to Consummation of the Merger

Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by GRT’s and the Company’s respective shareholders. Other closing conditions include, among others: (i) the receipt of necessary consents, approvals and authorizations, including but not limited to, regulatory approval by Nasdaq of the Parent ADSs and the Securities and Exchange Commission; (ii) the trading of the Parent Shares on KOSDAQ following admission of Parent ADRs to trading on Nasdaq; (iii) receipt of all necessary approvals from the China Securities Regulatory Commission (“CSRC”) in connection with the transaction; (iv) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Merger; (v) effectiveness of the Registration Statement of F-4 in accordance with the Securities Act of 1933, as amended; and (vi) there shall be at least $10,000,000 of “available liquidity” as of the closing.

In addition, the obligations of GRT and Company to consummate the Merger are also conditioned upon, among other things: (i) the receipt by each of GRT and the Company of the certificates, instruments and other agreements as set forth in the Merger Agreement; (ii) the accuracy of the representations and warranties of each party (subject to certain materiality standards set forth in the Merger Agreement); (iii) material compliance by each party with its pre-closing covenants; and (iv) the absence of any effect, development, circumstance, fact, change or event since the date of the Merger Agreement that, individually or in the aggregate, has had, or would reasonably be expected to prevent or materially delay or materially impair the ability of GRT or the Company to consummate the Merger or otherwise have a material adverse effect on the Merger.

Termination

The Merger Agreement may be terminated under certain circumstances at any time prior to the Effective Time, including, among others, by (i) mutual written consent by the Company and GRT, (ii) either party if the transactions contemplated by the Merger Agreement have not been completed by February 28, 2025 (as such date may be extended pursuant to the Merger Agreement, the “Outside Date”), (iii) either party if any representation or warranty of the opposing party is not materially true and correct or if the opposing party fails to perform in any material respect any covenant or agreement, subject to a 30-day cure period and other exceptions, and (iv) either party if the other party’s board of directors withdraws or changes its recommendation that its respective shareholders vote in favor of the proposals agreed upon, or if either party’s shareholders do not approve all the required proposals at the respective shareholder meetings of either party (or at any adjournment or postponement thereof).

Governing Law and Dispute Resolution

The Merger Agreement is governed by Delaware law. Subject to limited exceptions, all claims relating to the Merger Agreement and the transactions contemplated thereby will be subject to the exclusive jurisdiction of the Court of Chancery of the State of Delaware.

Related Agreements

Parent Shareholder Lock-Up and Support Agreement

The Merger Agreement contemplates that, at the Effective Time, GRT will enter into a lock-up and support agreement with Flag Ship and certain shareholders of GRT (“Parent Lock-Up and Support Agreement”), with respect to Parent Shares held by the GRT shareholders party to such agreement. In such Parent Lock-Up and Support Agreement, each holder will agree that, subject to certain exceptions, during the defined “Lock-Up Period”, it will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer or dispose of, or agree to transfer or dispose of, directly or indirectly, any of the Parent Shares covered by such agreement (“Restricted Securities”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Restricted Securities, or (iii) publicly disclose the intention to effect any transaction specified in clause (i) or (ii). In addition, each Parent shareholder signatory to the Parent Lock-Up and Support Agreement will agree to vote all of its capital shares in Parent in favor of the Merger Agreement and the transactions contemplated thereby and any other proposal included in the Proxy Statement related to the Merger for which the Parent’s board of directors has recommended that the Parent shareholders vote in favor and against any competing transaction.

As defined by the Parent Lock-Up and Support Agreement, the “Lock-Up Period” means, (i) with respect to 50% of the Restricted Securities, the period of time commencing on the closing of the Merger and expiring on the earlier of (A) the date that is six (6) months following the closing or (B) the date on which the closing trading price per Parent Share equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any thirty (30)-trading day period commencing after the closing, and (ii) with respect to the remaining 50% of the Restricted Securities, the period of time commencing on the closing of the Merger and expiring on the date this six (6) months following such closing date; or earlier in either case, if subsequent to the closing date, GRT completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its shareholders having the right to exchange their Parent Shares for cash, securities or other property.

The agreed form of the Parent Lock-Up and Support Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2024 and is incorporated herein by reference. The foregoing description of the Parent Lock-Up and Support Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Parent Lock-Up and Support Agreement.

Sponsor Lock-Up Agreement

The Merger Agreement also contemplates that, the Company and GRT will enter into a lock-up agreement with Whale Management Corporation (“Sponsor”) (“Sponsor Lock-Up Agreement”), with respect to the Parent ADSs to be issued to it in consideration of its ordinary shares of the Company. In such Sponsor Lock-Up Agreement, Sponsor will agree that, subject to certain exceptions, not to transfer the securities defined as “Locked-Up Private Placement Securities” in the Sponsor Lock-Up Agreement for a period of 30 days following the closing of the Merger. In addition, Sponsor will agree, subject to certain exceptions, not to transfer the securities defined as “Locked-Up Private Placement Securities” in the Sponsor Lock-Up Agreement for the same “Lock-Up Period” as applicable with respect to the Parent Lock-Up and Support Agreement. The term “transfer”, as used in the Sponsor Lock-Up Agreement, has the same meanings as ascribed to such term under the Parent Lock-Up and Support Agreement.

The agreed form of the Sponsor Lock-Up Agreement was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2024 and is incorporated herein by reference. The foregoing description of the Sponsor Lock-Up Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Sponsor Lock-Up Agreement.

Sponsor Voting and Support Agreement

Concurrently with execution of the Merger Agreement, the Sponsor entered into a voting and support agreement with the Company and GRT (“Sponsor Voting and Support Agreement”). Under the Sponsor Voting and Support Agreement, the Sponsor thereto generally agreed to vote all of its capital shares in the Company in favor of the Merger Agreement and the transactions contemplated thereby, each other Company Proposal and any other proposal included in the Proxy Statement related to the Merger for which the Company’s board of directors has recommended that the Company Shareholders vote in favor and against any competing transaction. The Sponsor Voting and Support Agreement prevents transfers of the Company shares held by the Sponsor between the date of the Sponsor Voting and Support Agreement and the termination of the Sponsor Voting and Support Agreement, subject to certain limited exceptions.

The Sponsor Voting and Support Agreement will terminate upon the earliest of (a) the termination of the Merger Agreement and (b) the Effective Time.

The agreed form of the Sponsor Voting and Support Agreement was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 23, 2024 and is incorporated herein by reference. The foregoing description of the Sponsor Voting and Support Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Sponsor Voting and Support Agreement.

Amended and Restated Registration Rights Agreement

Pursuant to the Merger Agreement, GRT, the Company and certain Investors (as defined in the Amended and Restated Rights Registration Agreement), as applicable, will enter into an Amended and Restated Registration Rights Agreement (“Registration Rights Agreement”), to be effective as of the Closing, pursuant to which GRT agrees to file a registration statement as soon as practicable upon receipt of a written request from certain shareholders to register the resale of certain registrable securities under the Securities Act, subject to required notice provisions to other parties thereto. GRT has also agreed to provide customary “piggyback” registration rights with respect to such registrable securities and, subject to certain circumstances, to file a resale shelf registration statement to register the resale under the Securities Act of such registrable securities.

The Registration Rights Agreement also provides that Parent will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the Registration Rights Agreement supersede any prior registration, qualification, or similar rights of the parties with respect to their Company securities or Parent securities.

The agreed form of the Registration Rights Agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 23, 2024 and is incorporated herein by reference. The foregoing description of the Registration Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Registration Rights Agreement.

Business Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. However, we will not consider or undertake an initial business combination with any target company the financial statements of which are audited by an accounting firm that the United States Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect for two consecutive years. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in mergers and acquisitions, and operating companies. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $200,000,000 and $400,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Strong Management Teams with a Proven Track Record: We intend to seek candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with potential target’s management team and expect that the operating and financial abilities of our management and board will help potential target company to unlock opportunities for future growth and enhanced profitability.

●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Our management team continues to actively source target candidates where they believe will be attractive candidates for acquisition, utilizing their deal-making track record, professional relationships, and capital markets expertise to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

Sourcing of Potential Business Combination Targets

Our management team has developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and business enterprises. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors are not prohibited from becoming an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended.

Initial Business Combination Timeframe and Nasdaq Rules

We will have until 12 months from June 20, 2024 (the closing of our IPO), or 15 months from the closing of the IPO, if the Company has entered into a business combination agreement within 12 months from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months or 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional month (for a total of up to 21 or 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $230,000 ($0.033 per public share) on or prior to the date of the applicable deadline, for each monthly extension. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. In the event that we were delisted from the Nasdaq prior to completion of a business combination, we would not be subject to the Nasdaq rule requiring our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account.

If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our ordinary shares (or shares of a new holding company) or for a combination of our ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering process, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have negative view of us since we are a blank check company without an operating history and there is uncertainty relating to our ability to seek shareholder approval of any proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

Financial Position

As of December 31, 2024, we had approximately $70,799,136 in investments held in the trust account assuming no redemptions and before payment of up to $1,725,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination. With funds available for a business combination in trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Additionally, because we are a public company or because a target business may be an attractive investment opportunity for third parties or be financially financeable through a third-party traditional lender, we may be able to obtain additional financing from third parties in a financing to satisfy cash needs of any target and its shareholders. Because we are able to complete our initial business combination using our cash, debt or equity securities, or additional financings or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business and its shareholders to fit their needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares out side of the redemption offer in compliance with the conditions set forth in SEC Tender Offer Rules and Schedules Compliance and Disclosure Interpretation 166.01 in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. Shareholders will not be granted any right to redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 12 months to up to 24 months.

The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 22.15% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation if No Initial Business Combination

If we are unable to complete our initial business combination within the Prescribed Time Frame as described in this section above, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Prescribed Time Frame.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the Prescribed Time Frame. However, if our sponsor acquires public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Prescribed Time Frame.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Prescribed Time Frame, or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increase of up to an additional $0.30 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Annual Report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the Prescribed Time Frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of costs and expenses incurred in connection with our liquidation, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of costs and expenses incurred in connection with our liquidation, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Prescribed Time Frame or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that applies to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the Prescribed Time Frame, as described in more detail in this Annual Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 26 Broadway, Suite 934, New York, New York 10004. The cost for this space of $99 per month is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. Our sponsor also will make available to us additional office facilities in China which costs would be included in the administrative services agreement entered into with our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Corporate Information

We are a Cayman Islands exempted company incorporated on May 14, 2018. Our executive offices are located at 26 Broadway, Suite 934, New York, New York 10004, and our telephone number is (212) 884-2667.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet Website is located at http://www.sec.gov. In addition, we will provide copies of these documents by contacting us at the address, telephone number or facsimile number as described above.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the Prescribed Time Frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an “emerging growth company,” will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been a public company for at least 12 months and the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to the factors set forth below, which is neither complete nor exhaustive. For detailed information please see the rest of Item 1A.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the Prescribed Time Frame.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	We may not be able to complete our initial business combination within the Prescribed Time Frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate and our rights will expire worthless.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	If we are unable to complete our initial business combination, our public shareholders may receive only the redemption price held in the trust account on pro-rata basis, or less in certain circumstances, on our redemption, and our rights will expire worthless.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Since our sponsor, officers and directors will lose their entire investment in us and may not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

●	In connection with the Proposed GRT Business Combination and during the interim period, we are prohibited from entering into certain transactions that might otherwise be beneficial to us or its shareholders.

●	There is no assurance when or if the Proposed GRT Business Combination will be completed.

●	Delays in completing the Proposed GRT Business Combination may substantially reduce the expected benefits of such business combination.

●	We may be forced to close the Proposed GRT Business Combination even if we determine that it is no longer in our shareholders’ best interest.

●	We are pursuing an initial business combination with GRT, which is based in the PRC and the laws and regulations of the PRC may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

●	Recent regulatory actions by the Chinese government with respect to foreign capital efforts and activities, including business combinations with offshore shell companies such as SPACs, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

●	The VIE structure may expose us to additional PRC legal Issues and adversely affect control over future operations.

●	The CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a China-based entity. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China and Hong Kong against us or our management named in the Annual Report based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

General Risks to Investing in a SPAC entity, and to our Search for, Consummation of, or Inability to Complete a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated in 2018 under the laws of the Cayman Islands and are a blank check company with no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have entered into the Merger Agreement for the Proposed GRT Business Combination. However, this transaction is still subject to certain closing conditions and we may not be able to complete it or if failed, another initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

We may not be able to select an appropriate target business or businesses and complete our initial business combination in the Prescribed Time Frame.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Furthermore, although we currently do not have any People’s Republic of China (“PRC”) subsidiary or China operations, majority of our executive officers and directors are located in, or have significant ties to, PRC, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC or Hong Kong.

Moreover, although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

We have entered into the Merger Agreement for the Proposed GRT Business Combination. However, the closing of this transaction is subject to various conditions and is still uncertain. If we fail to complete the Proposed GRT Business Combination, we may not be able to select another target business or complete our initial business combination within the Prescribed Time Frame, as extended. If we have not completed our initial business combination within the required time period, our public shareholders may receive only the redemption price held in the trust account on pro-rata basis, which is initially approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

Our expectations around the performance of a prospective target business or businesses may not be realized.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors, including with respect to the Proposed GRT Business Combination.

In addition, to the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Moreover, in pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Furthermore, when evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by natural and man-made events and the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing natural and man-made events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had working capital deficit of $539,737, which indicated a lack of liquidity we needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements. Further, we have incurred and expects to continue to incur significant costs as a public company (for legal, financial reporting, accounting, and auditing compliance), as well as expenses in connection with our Proposed Business GRT Combination. We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination (including the Proposed GRT Business Combination) will be successful. We have until 15 months from the closing of the Initial Public Offering to consummate a Business Combination (subject to nine (9) one-month extension periods). If we do not complete a Business Combination within such time period, under our Amended and Restated Memorandum and Articles of Association we must cease all operations, redeem the outstanding public shares and thereafter liquidate and dissolve. There is a possibility that business combination might not happen within the prescribed period of time. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our management has concluded that our disclosure controls and procedures were not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As a newly public company, SEC rules provide that we are not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm in this Annual Report on Form 10-K. Our management is, however, required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures on a quarterly basis. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and in this Annual Report, we reported that our management concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. See “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of the Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after the IPO, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 22.15% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to our initial shareholder’s founder shares, we would need only 2,468,501, or approximately 35.77%, of the 6,900,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

Our sponsor, officers, and directors have agreed that we have 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination) to complete our initial business combination. We may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to nine (9) times, each by an additional one month (for a total of up to 24 months to complete a business combination), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees as set out elsewhere in this Annual Report, subject to amendment from time to time. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsors or their affiliates or designees must deposit into the trust account.

Any such payments would be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our initial business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination.

This feature is different than the traditional special purpose acquisition company structure, in which any extension of our period to complete a business combination requires a vote of our shareholders and shareholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to us to fund extension payments.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in documents mailed to our public shareholders in which we describe our initial business combination. We currently plan to hold an extraordinary general meeting and seek shareholder approval in connection with the Proposed GRT Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash, as is the case with the Proposed GRT Business Combination. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition unless we were able to arrange for adequate financing in a separate transaction. As a result of the foregoing, we may not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, or increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

Additionally, if our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the Prescribed Time Frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Prescribed Time Frame. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Prescribed Time Frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate and our rights will expire worthless.

We have 15 months from the closing of our IPO to complete the Proposed GRT Business Combination. If we cannot close the Proposed GRT Business Combination by such date, our sponsor may request that we extend the latest time for completion of initial business combination up to 9 times, each by an additional one month, subject to our sponsor depositing additional funds into the trust account (the “Extension of Time Request.”)

If our sponsor does not further extend the deadline for completing of an initial business combination by depositing the requisite amount in the trust account as stipulated or if we have not completed our initial business combination (including the Proposed GRT Business Combination) within the deadline, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive the cash held in the trust account and our rights will also expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares outside of the redemption offer in compliance with the conditions set forth in SEC Tender Offer Rules and Schedules Compliance and Disclosure Interpretation 166.01 in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. See “Item 1. Business—Permitted Purchases of Our Securities” on page 12 for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 24 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within up to 24 months from the closing of the IPO. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under Nasdaq rules available to them.

Our units, ordinary shares and rights are listed on the Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, following closing of our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements on a post-closing basis, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities prior to closing of any business combination, we and our investors could be subject to the following adverse consequences:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

●	the lack of protection afforded under Nasdaq rules that requires any business combination have a fair market value of at least 80% of the assets held in trust.

If Nasdaq delists our securities from trading on its exchange following the closing of our business combination and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and rights are listed on Nasdaq, our units, ordinary shares and rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement units are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the IPO and the sale of the private placement units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we are unable to complete our initial business combination, our public shareholders may receive only the redemption price held in the trust account on pro-rata basis, or less in certain circumstances, on our redemption, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only the redemption price held in the trust account on pro-rata basis, which is initially approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than such redemption price.

If the net proceeds of the IPO and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement units and after payment of estimated offering expenses, only approximately $500,000 was available to us initially outside the trust account to fund our working capital requirements. On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow funds. The 2024 Note bears no interest and is due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. As of December 31, 2024, there was $677,851 outstanding under the 2024 Note. If we are required to seek additional capital, we would need to borrow additional funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive the funds in trust account on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than such redemption price.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination (including the Proposed GRT Business Combination) could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of blank check companies (i.e., SPACs) as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in an interest-bearing bank demand deposit account, or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Prescribed Time Frame or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only the redemption price held in the trust account on pro-rata basis, which is initially approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for the Proposed GRT Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination (including the Proposed GRT Business Combination) and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination (including the Proposed GRT Business Combination.)

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. In connection with completion of any business combination (including the Proposed GRT Business Combination), we would expect to hold a special meeting of shareholders to obtain consent of our shareholders. There is no requirement under the Companies Act for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management.

In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

If we enter into a definitive agreement for a business combination, including the Merger Agreement with GRT, in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the business combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to us. In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

The grant of registration rights to our sponsor and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our sponsor and its permitted transferees can demand that we register their founder shares. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units and their underlying securities, and holders of units that may be issued upon conversion of working capital loans, may demand that we register such units and their underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

We may issue additional ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share. We may issue a substantial number of additional ordinary shares in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, and/or ordinary shares.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or rights, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year.

Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and rights.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, including the Merger Agreement with GRT, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, including our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with other blank check companies like ours or other entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us and may not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor currently owns approximately 22.15% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf.

These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination as well as the business and operation following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the date of this Annual Report, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2024, we had approximately $70.8 million held in trust account (including deferred underwriting commissions of approximately $1.725 million and before fees and expenses associated with our initial business combination).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. In the event that we acquire assets, we would expect to acquire assets to constitute an operating business. We do not expect to consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination, including the Proposed GRT Business Combination, even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies that sell units comprised of shares and warrants each to purchase one full share in their initial public offerings, we sold units comprised of ordinary shares and rights entitling the holder to receive one-tenth (1/10) of one ordinary share in the IPO. On August 15, 2024, our ordinary shares and rights comprising the units began separate trading on Nasdaq. The rights will not have any voting rights and will expire and be worthless if we do not consummate an initial business combination. Furthermore, it is not our intent to issue fractional shares upon conversion of any rights. As a result, if you acquire less than ten rights, you may, in our discretion, not receive one whole share. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights. Accordingly, investors will not be issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association, each of which will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning a resolution passed by holders of at least two thirds of our ordinary shares who, being eligible to do so, vote (in person or by proxy) at a general meeting of our shareholders, or a unanimous written resolution of our shareholders.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which currently beneficially owns approximately 22.15% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to the IPO may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the letter agreement among us and our sponsor, officers, directors and director nominees, the registration rights agreement among us and our sponsor and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to the IPO contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.01 per founder share, and, accordingly, you will experience immediate and substantial dilution upon the purchase of our ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the ordinary shares, we underlying the right included in the unit) and the pro forma net tangible book value per ordinary share of our ordinary shares constitutes dilution to holders of our ordinary shares. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. This dilution would further increase to the extent that public shareholders seek redemptions from the trust account.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.01 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

Our rights agreement with our transfer agent designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement with our transfer agent, which govern the terms of the rights, respectively, provides that, subject to applicable law, (i) any action, proceeding or claim against us or the rights agent arising out of or relating in any way to the rights agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the rights agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. These provisions therefore require holders of our rights to submit to the jurisdiction of the courts of New York, New York. We and the rights agent and investors have therefore waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, we cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing limitations on venue, such provisions are not applicable with respect to claims under the United States’ Securities Act or Exchange Act. With respect to other types of claims these choice-of-forum provisions may limit a right’s holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of a majority of the then issued and outstanding rights.

Our rights agreement with VStock Transfer LLC provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then issued and outstanding rights (including private rights) to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of a majority of the then issued and outstanding rights (including private rights) approve of such amendment.

Our rights and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We sold 6,900,000 units in our IPO, including the exercise in full of the over-allotment option by the underwriters in the IPO. Each unit consists of one ordinary share and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. The potential for the issuance of a substantial number of additional shares upon conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the ordinary shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are exercised, you may experience dilution to your holdings.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following the IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board, or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the Prescribed Time Frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an “emerging growth company,” will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include director terms of up to a maximum of two years which may make more difficult the removal of management.

Cyber incidents or attacks could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including systems, infrastructure and cloud applications and services, of third-party service providers. Any actual or perceived cyber incident or attack, such as computer malware, ransomware, viruses, vulnerabilities, social engineering (including phishing attacks), denial of service or other attacks, or security breaches, affecting us or the systems, infrastructure, cloud applications, or services of our third-party service providers could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in security protection, we may not be sufficiently protected against such occurrences. Our security measures or those of our third-party service providers may not adequately protect against, or be able to identify, investigate and remediate, any such occurrences. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

If the Proposed GRT Business Combination is consummated, a majority of our directors and officers of the surviving entity will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, investors should be aware that there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There may be tax consequences to the Proposed GRT Business Combination that may adversely affect U.S. holders.

We expect to undertake the Proposed GRT Business Combination such that it would qualify as either a transaction governed by Section 351(a) of the Code or a “reorganization” within the meaning of Section 368(a) of the Code so as to minimize any adverse U.S. federal income tax consequences to U.S. holders. However, such business combination might not meet the requirements of Section 368(a) of the Code or Section 351(a) of the Code. Further, even if the business combination qualifies under such statutory provisions, U.S. holders may still be subject to adverse U.S. federal income tax consequences due to the “passive foreign investment company rules.”

In addition, after the closing of the business combination, the combined entity may be subject to the tax laws of jurisdictions other than the Cayman Islands, in which case U.S. holders may be subject to withholding taxes or other taxes with respect to their ownership of our securities.

U.S. holders exchanging their company securities in the business combination should consult their tax advisors to determine the tax consequences thereof.

In connection with the Proposed GRT Business Combination and during the interim period, we are prohibited from entering into certain transactions that might otherwise be beneficial to us or its shareholders.

Until the earlier of consummation of the business combination or termination of the Merger Agreement, we are subject to certain limitations on the operations of its business, including restrictions on its ability to merge, consolidate or amalgamate with or into, or acquire (by purchasing a substantial portion of the assets of or equity in, or by any other manner) any entity other than GRT. The limitations on our conduct of our business during this period could have the effect of delaying or preventing other strategic transactions and may, in some cases, make it impossible to pursue business opportunities that are available only for a limited time.

There is no assurance when or if the Proposed GRT Business Combination will be completed.

The completion of the Proposed GRT Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the business combination will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. We cannot provide assurance that the business combination will be completed on the terms or timeline currently contemplated, or at all.

Our extraordinary shareholder meeting to approve the Business Combination may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the business combination proposal and the transactions contemplated therein are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us or GRT.

Delays in completing the Proposed GRT Business Combination may substantially reduce the expected benefits of such business combination.

Satisfying the conditions to, and completion of, the business combination may take longer than, and could cost more than what you expect. Any delay in completing or any additional conditions imposed in order to complete the business combination may materially adversely affect the benefits that you may expect to achieve from the business combination.

We may be forced to close the Proposed GRT Business Combination even if we determine that it is no longer in our shareholders’ best interest.

Public shareholders are protected from a material adverse event of GRT arising between the date of the Merger Agreement and the date of the extraordinary general meeting, primarily by the right to redeem their public shares for a pro rata portion of the funds held in our trust account, calculated as of two (2) business days prior to the consummation of the business combination. If a material adverse event were to occur after approval at the extraordinary general meeting, we may be forced to close the business combination even if we determine that it is no longer in our shareholders’ best interest to do so (as a result of such material adverse event), which could have a significant negative impact on our business, financial condition or results of operations.

Risks Related to Acquiring or Operating Businesses in the PRC

We do not currently operate in the PRC. However, our sponsor and members of our board of directors and management have significant business ties to the PRC and Hong Kong, and certain members of our board of directors and management are based in or are residents of the PRC or Hong Kong. Further, as we are pursuing the GRT Business Combination, we are considering a business combination with an entity or business with a physical presence or other significant ties to the People’s Republic of China or Hong Kong, and its business is subject to the laws, regulations and policies of the PRC. As a result, in the future we may be subject to risks related to the PRC as discussed below.

Although we do not currently operate in the PRC, individuals, including chief financial officer and majority of our directors, have significant ties with the PRC, and the Chinese government could on that basis determine to intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock or a material adverse effect on our ability to search for, negotiate and complete an initial business combination.

Although we do not currently operate in the PRC, certain individuals, including the chief financial officer and majority of our directors, have significant ties with the PRC, and the Chinese government could on that basis determine to intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. In light of recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in companies that it determines are China-based issuers, if the PRC were to determine that because our sponsor is controlled by individuals with significant ties to China that our company is a China-based issuer, any such determination could significantly limit or significantly hinder our ability to offer or continue to offer securities to investors or our ability to search for, negotiate and complete an initial business combination, and cause the value of our securities to significantly decline or be worthless or results in the liquidation of us without completing an initial business combination.

We are pursuing an initial business combination with GRT, which is based in the PRC and the laws and regulations of the PRC may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff, “[a]lthough China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the Commission’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Investors should be aware that the U.S. Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of the operating company in the future if the PCAOB is unable to inspect the firm.

We intend to consider potential target business in foreign jurisdictions, including China-based entities and businesses, and therefore investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S. based agencies such as the SEC related to any such business combination with a target business in a foreign country and consider such risks prior to investing in our securities.

If an initial business combination target or we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, the business combination transactions and our reputation and could result in a loss of your investment in our securities, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been subjected to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. In addition, the geopolitical and economic conditions between China and the United States has and may continue to cause negative publicity on U.S. listed Chinese companies. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company if we target a PRC company for our initial business combination. If we or the initial business combination target become the subject of any unfavorable allegations, whether or not such allegations are proven to be true, we will have to expend significant resources to investigate such allegations and/or defend our company and our decisions. This situation may be a major distraction to our management and the initial business combination transactions. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities post business combination could be rendered worthless.

Though we affirmatively exclude as an initial business combination target any company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

Developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”), as amended by the Accelerating Holding Foreign Companies Accountable Act, would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCA Act also requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years Therefore, once an issuer is identified as a “Commission-Identified Issuer” for two consecutive years, the SEC is required under the HFCA Act to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol jointly signed by the PCAOB, the CSRC and the Ministry of Finance of the PRC. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in any way and at any point in the future, the board of PCAOB will act immediately to consider the need to issue a new determination. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. Our auditor, MaloneBailey LLP, is a United States accounting firm based in Houston and is subject to regular inspection by the PCAOB. MaloneBailey LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination. MaloneBailey LLP has access to our books and records which are currently maintained by our bookkeeper residing in U.S. In addition, we will affirmatively exclude any target company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 at the time of our business combination.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, including the Proposed GRT Business Combination, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. These final rules require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced and implemented amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, we could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our shares to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

The fact that our sponsor has substantial ties with non-U.S. individuals could impact our ability to complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government agency such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited. Our sponsor, Whale Management Corporation, is controlled by our Chairman and Chief Executive Officer Matthew Chen, who is a U.S. citizen. However, our sponsor has substantial ties with certain non-U.S. individuals. Our sponsor currently owns approximately 22.15% of our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, the Committee on Foreign Investment in the United States (“CFIUS”) is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent regulatory actions by the Chinese government with respect to foreign capital efforts and activities, including business combinations with offshore shell companies such as SPACs, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

If we continue to pursue the Proposed GRT Business Combination, we will eventually submit for shareholder approval a business combination with a target business located or based in China. On July 30, 2021, the Chairman of the SEC issued a statement highlighting potential issues resulting from recent China regulatory changes and guidance that may impact investors’ investments in China based entities. According to the SEC’s Chairman, the People’s Republic of China provided new guidance to and placed restrictions on China-based companies raising capital offshore, including through associated offshore shell companies. These developments include China government-led cybersecurity reviews of certain companies raising capital through offshore entities. This is relevant to U.S. investors. In a number of sectors in China, companies are not allowed to have foreign ownership and cannot directly list on exchanges outside of China. To raise money on such exchanges, many China-based operating companies are structured as Variable Interest Entities (“VIEs”). In such an arrangement, a China-based operating company typically establishes an offshore shell company in another jurisdiction, such as the Cayman Islands, to issue stock to public shareholders. For U.S. investors, this arrangement creates “exposure” to the China-based operating company, though only through a series of service contracts and other contracts. To be clear, though, neither the investors in the shell company’s stock, nor the offshore shell company itself, has stock ownership in the China-based operating company. We note that we have determined not to conduct an initial business combination with any target which conducts its business in China through VIEs or any other similar arrangement. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the China Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council. The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as VIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as VIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

If we consummate the Proposed GRT Business Combination or undertake a business combination with another China based business, our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, cyber security, environmental regulations, land use rights, property and other matters. The central or local governments of jurisdictions such as China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. The laws and regulations are sometimes vague and new laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. In connection with any business combination with a China based entity, we will be required to provide additional risk disclosure related to any such possible transaction and would be expected to incur additional costs related to compliance with such laws and regulations, if such compliance can be obtained.

The VIE structure may expose us to additional PRC legal Issues and adversely affect control over future operations.

Any target for a business combination may conduct operations through subsidiaries and VIEs in PRC. VIEs are contractual arrangements and the structure involves unique risks to investors. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or limits direct foreign investment in the operating companies. However, contractual arrangements with the VIEs are not replicating an investment in the VIEs. Because we may not directly hold equity interests in a VIE, we may be subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, regulatory review of overseas listing of PRC companies through special purpose vehicles and the validity and enforcement of the contractual arrangements among any PRC subsidiary, any VIE, and the owner of any VIE. The VIE structure may not be as effective as direct ownership in providing operational control of an entity.

We would also be subject to the risks and uncertainties about any future actions of the PRC government in this regard that could disallow the VIE structure, which would likely result in a material change in operations of a target business. Any VIE structure would be a contractual arrangement with the third parties which would be governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Disputes arising from these contractual arrangements between us and the third parties in any VIE agreements will be resolved through arbitration in the PRC, although these disputes do not include claims arising under the U.S. federal securities law and thus do not prevent you from pursuing claims under the U.S. federal securities law. The legal environment in the PRC is not as developed as in the U.S. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements, through arbitration, litigation, and other legal proceedings in the PRC, which could limit our ability to enforce these contractual arrangements and exert effective control over the third parties and the VIE entities. Furthermore, these contracts may not be enforceable in the PRC if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. If we were to engage in an initial business combination with a PRC-based target company with a VIE structure, in the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over the VIE entities, and our ability to conduct our business may be materially and adversely affected.

If the PRC government determines that the contractual arrangements constituting part of any future VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIEs constituting the combined company, and our ordinary shares may decline in value or become worthless.

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in the PRC, including those related to VIEs. There are currently no relevant laws or regulations in the PRC that prohibit companies whose entity interests are within the PRC from listing on overseas stock exchanges. In the event that PRC government determines that the contractual arrangements constituting part of any future VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of our VIEs, and our ordinary shares following a business combination may decline in value or become worthless.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to timely complete such acquisitions, or complete them at all.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the State Administration for Market Regulation (the “SAMR”) in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target, while under the M&A Rules, the approval of the Ministry of Commerce (the “MOFCOM”) must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to timely complete an initial business combination.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

A substantial part of our business following a business combination with a PRC entity may be conducted through VIE entities or in a VIE structure. At the present time, such structures and arrangements would allow us to be considered the primary beneficiary, enabling us to consolidate the financial results of VIE entities in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices, and methods used in preparing financial statements for PRC purposes from the principles, practices, and methods generally accepted in the U.S. and in the SEC accounting regulations must be discussed, quantified, and reconciled in financial statements for the U.S. GAAP and SEC purposes.

The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any RPC subsidiary or China operation and a majority of our management are located outside China, we may pursue a business combination with a company doing business in China (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings). Notwithstanding the foregoing, the Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our combined company’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. As such, our combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging violations of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection with the IPO or future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date of this Annual Report, there are no PRC laws and regulations (including the CSRC, the Cyberspace Administration of China, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for the IPO or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to the IPO from any relevant PRC authorities. However, it is uncertain when and whether our combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

The CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a China-based entity. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The PRC government may intervene or influence our search for a target business or the completion of an initial business combination at any time, which could significantly and negatively impact our search for a target business and/or the value of our securities. The Proposed GRT Business Combination will also be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers in the future by adopting other rules and restrictions. Non-compliance could result in penalties or other significant legal liabilities.

The PRC government has recently sought to exert more oversight and control over offerings that are conducted overseas or foreign investment in China-based issuers. The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities. According to Law (the “Opinions”), which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between one and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

It is uncertain whether a target company with operations or subsidiaries in China is required to, or can, or how long it will take it to, obtain such approval or complete such filing procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for the business combination, or the target company’s listing, or a rescission of any such approval if obtained by the target company would subject it to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to seek required governmental authorization in respect of the same. These governmental authorities may impose fines, restrictions and penalties on the target company. The PRC governmental authorities may also take actions requiring the target company, or making it advisable for the target company, to suspend this business combination or the target company’s listing before settlement and delivery. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

In addition, the PRC has proposed various rules relating to cybersecurity, data privacy and personal information protection, among others. Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (the “CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review, and make it clear that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination.

If, for example, our potential initial business combination is with a target business operating in the PRC, such as the Proposed GRT Business Combination, and if the New Measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. In addition, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to cybersecurity review. Therefore, we may avoid searching for a company which could be deemed as a network platform operator and possesses information of more than one million users.

Further, if the combined company, after business combination, is deemed to be a network platform operator which holds personal information of more than one million users, it will be subject to such cybersecurity review. The combined company could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future and may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on the combined company’s business, financial condition or results of operations and any such action could cause the value of our securities to significantly decline or be worthless. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the combined company following a business combination will comply with such regulations in all respects and it may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. As a result, both you and we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Other PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and the local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from the CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules, such as with respect to the Proposed GRT Business Combination. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

On December 27, 2021, the NDRC and the MOFCOM promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but it for the first time declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the M&A Rules, the Opinions or the Negative List from any PRC governmental authorities (including the CSRC) for the IPO, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours are subject to the M&A Rules; (b) our company is a blank check company newly incorporated in Cayman Islands rather than China and currently we conduct no business in China, and (c) our sponsor is a newly incorporated company in the British Virgin Islands, rather than China, has its principal offices in the British Virgin Islands and currently, the sponsor conducts no business in China. However, there remains some uncertainty as to how the M&A Rules, the Opinions or the Negative List will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a target business based in and primarily operating in China. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for the IPO, or a business combination with a target business based in and primarily operating in China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay or a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities.

Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our business combination with a target business based in and primarily operating in China, such as with respect to the GRT Business Combination, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

In the event that we were to determine to engage in an initial business combination with a China-based or operating business we would be subject to restrictions on the use of our cash obtained from our business combination with a China-based or operating business as describe under “—PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business” and elsewhere in this Annual Report. However, as discussed elsewhere in this Annual Report, we do not believe we are currently subject to PRC law or regulation, including those PRC laws and regulation which affect our cash flow, including our ability to effect the redemption rights of our shareholders in connection with a business combination. We note that the funds held in trust to effect any such redemption are held outside of China and, in any event, we are not aware of any PRC law or regulation that would prevent us from making redemption payments to our shareholders.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary or VIE is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China and Hong Kong against us or our management named in the Annual Report based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Following completion of a business combination, we may remain a company incorporated under the laws of the Cayman Islands, and conduct most of our operations in China and most of our assets may be located in China. In addition, currently all our senior executive officers and directors either reside within China or Hong Kong, are physically there for a significant portion of each year, and are PRC nationals and this may also be the case following the completion of a business combination with a PRC-based or operated company. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us, or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

There is also uncertainty as to whether the courts of Hong Kong would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in Hong Kong against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

In addition, judgments of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, subject to certain conditions, including but not limited to when the judgment is for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties or similar charges, the judgment is final and conclusive rendered by a court with jurisdiction to adjudicate the matter and has not been stayed or satisfied in full, the judgment is from a competent court, the judgment was not obtained by fraud, misrepresentation or mistake nor obtained in proceedings which contravenes the rules of natural justice and the enforcement of the judgment is not contrary to public policy in Hong Kong, Hong Kong courts may accept such judgment obtained from a United States court as a debt due under the rules of common law. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of any PRC-based or controlled business that we may acquire to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC-based or controlled subsidiary’s compliance with such regulations or interpretations. As such, any future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations following a business combination with a PRC entity could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to list on U.S. exchanges may be later required, or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision to intervene or influence the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

PRC regulations relating to offshore investment activities by PRC residents may limit any future PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose any PRC subsidiaries to liability and penalties under PRC law.

The China State Administration for Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“SAFE Circular 37”) in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, any of our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to affiliated entities in our corporate structure. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest of us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of its shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us or any PRC subsidiaries to amend the foreign exchange registrations could subject such subsidiaries to fines or legal sanctions, restrict any overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our post business combination ownership structure, which could adversely affect our business and prospects.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business.

Following a business combination with one or more PRC based entities, such as the Proposed GRT Business Combination, any transfer of funds by us to any PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the MOFCOM in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us or our affiliated entities, if any, to our PRC subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to capitalize on PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our businesses.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises (“SAFE Circular 19”), effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account (“SAFE Circular 16”), effective on June 9, 2016, allows certain entities to settle their foreign exchange capital at their discretion, but continues to prohibit them from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit such PRC based entities from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. As a result, SAFE Circular 19 and SAFE Circular 16 may significantly limit our future ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by us or their subsidiaries, to invest in or acquire any other PRC companies through any future PRC subsidiaries in China, which may adversely affect our business, financial condition and results of operations.

PRC governmental control of currency conversion may limit the ability of our operating companies in China to utilize their revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China, such as the Proposed GRT Business Combination, after which the operating companies in China upon consummation of the business combination will receive substantially all of their revenues in Renminbi. In that case, the combined company may rely on dividend payments from its PRC subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of the SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of the combined company will need to obtain the SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting processes have been put in place by the SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.

Dividends payable to our foreign investors and gains on the sale of our ordinary shares by our foreign investors may be subject to PRC tax.

We may consummate a business combination with a target business based in and primarily operating in China through subsidiaries in China, such as the Proposed GRT Business Combination. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Risks Related to Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, such as the Proposed GRT Business Combination, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as our officers, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, such as the Proposed GRT Business Combination, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire, whether based abroad or in the U.S., may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant and much higher than in a purely domestic business, and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional geopolitical intensity, hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war such as military or other conflicts in Ukraine, the Middle East may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination as well as increase the difficulty of us for consummation of a business combination.

Regional geopolitical intensity, terrorist attacks, civil unrest and other acts of violence or war such as military or other conflicts in Ukraine, the Middle East, may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our securities and the trading price of our securities following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including increasing the difficulties for us to consummate initial business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long-term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this annual report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats. For additional information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors of this Form 10-K, including the risk factors under the following heading: “Cyber incidents or attacks could result in information theft, data corruption, operational disruption and/or financial loss.”

Item 2. Properties

We currently maintain our executive offices at 26 Broadway, Suite 934, New York, New York 10004. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2024, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Global Market under the symbol “FSHPU” and started trading on The Nasdaq Global Market on June 18, 2024. The ordinary shares and rights began separate trading on August 15, 2024, under the symbols “FSHP” and “FSHPR” respectively.

Shareholders of Record

At December 31, 2024 there were 7,138,000 of our units issued and outstanding by shareholders of record. Assuming all units have been separated into ordinary shares and rights, at December 31, 2024, there were 8,863,000 ordinary shares issued and outstanding held by two shareholders of record, and there were 7,138,000 of our rights issued and outstanding and held by two shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Recent Sales of Unregistered Securities

In February 2021, our sponsor purchased an aggregate of 2,875,000 founder shares, for an aggregate purchase price $25,000 at an average purchase price of approximately $0.01 per share. On November 29, 2022, our sponsor surrendered 1,150,000 shares for no consideration. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, our sponsor has purchased an aggregate of 238,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,380,000 at the closing of our initial public offering on June 20, 2024. Each unit consists of one private placement share, one private placement right granting the holder thereof the right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on June 17, 2024. We completed our initial public offering on June 20, 2024. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one right. Each right entitles the holders thereof to receive one tenth (1/10) of one ordinary share upon the consummation of the initial business combination.

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

Transaction costs related to our IPO amounted to $3,448,233, consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,545,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,455,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination.

For the year ended December 31, 2024, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $874,859. At December 31, 2024 the Company had a working capital deficit of $539,737.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Proposed GRT Business Combination

On October 21, 2024, we entered the Merger Agreement for the Proposed GRT Business Combination with GRT and Merger Sub. On February 28, 2025, the parties to the Merger Agreement entered into the First Amendment to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

The Merger Agreement may be terminated under certain circumstances at any time prior to the Effective Time, including, among others, by (i) mutual written consent by us and GRT, (ii) either party if the transactions contemplated by the Merger Agreement have not been completed by the Outside Date, (iii) either party if any representation or warranty of the opposing party is not materially true and correct or if the opposing party fails to perform in any material respect any covenant or agreement, subject to a 30-day cure period and other exceptions, and (iv) either party if the other party’s board of directors withdraws or changes its recommendation that its respective shareholders vote in favor of the proposals agreed upon, or if either party’s shareholders do not approve all the required proposals at the respective shareholder meetings of either party (or at any adjournment or postponement thereof). See “Item 1. Business—Proposed GRT Business Combination” for details.

Results of Operations

Our entire activity from inception up to June 20, 2024 was in preparation for the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of business combination candidates and negotiating the Merger Agreement with GRT and conducting due diligence and other activities with respect to the Proposed GRT Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had net income of $909,838, which consisted of dividend income on marketable securities held in the Trust Account of $1,799,136, offset by expenses of $889,298.

Liquidity and Capital Resources

On June 20, 2024, we consummated the Initial Public Offering of 6,900,000 Units, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 238,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $2,380,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $69,000,000 was placed in the Trust Account. We incurred $3,448,233 in transaction costs, including $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs.

For the year ended December 31, 2024, net cash used in operating activities was $876,327. Net income of $909,838 was mainly impacted by dividend earned on marketable securities held in trust account of $1,799,136.

At December 31, 2024, we had investments held in the Trust Account of $70,799,136. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2024, we had cash of $76,747 held outside of the Trust Account. We intend to use the funds from the August 2024 Sponsor loan and the funds held outside the Trust Account primarily to complete the Proposed GRT Business Combination or if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay such notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such notes, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and is due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. As of December 31, 2024, there was $677,851 outstanding under the 2024 Note. The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable.

In order to complete a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on June 20, 2024 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,725,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On January 28, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). On December 2, 2022, the Company and the Sponsor mutually agreed to increase the principal amount up to $500,000. On December 29, 2023, the Company amended and restated the Promissory Note. The Promissory Note bears no interest and is repayable in full upon earlier of consummation of an initial public offering of our securities or December 31, 2024. The loan under the promissory note was paid off on June 20, 2024. The issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 30, 2024, the Company issued the 2024 Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The 2024 Note bears no interest and is repayable in full upon the earlier of consummation of the initial business combination of the Company or December 31, 2025. The issuance of the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $230,000 ($0.033 per public share) on or prior to the date of the applicable deadline.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as commitments and contingencies, outside of the shareholders’ equity section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero.

Net Loss Per Ordinary Share

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of December 31, 2024, offering costs amounted to $3,448,233 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $343,233 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the estimated fair values of the public shares and public rights at the date of issuance.

Recent Accounting Standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2024, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9B. Other Information

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Matthew Chen	52	Chairman and Chief Executive Officer
Luhuan Zhong	35	Chief Financial Officer
Shan Cui	51	Director
Pai Liu	38	Director
Wen He	58	Director

Matthew Chen. Mr. Chen age 52, has served as a director and our Chief Executive Officer and Chairman since February 2021. Mr. Chen has served as the Managing Director of Darong Hechuang (Guangdong) International Investment Corp. since May 2022. Mr. Chen served as Chairman and Chief Executive Officer of Longevity Acquisition Corporation, which is a SPAC entity, from June 2018 to October 2020 and subsequently as Chief Financial Officer of Longevity Acquisition Corporation from October 2020 to March 2021. From January 2018 to July 2021, Mr. Chen served as Vice President of XiaoMingTaiJi Anime Limited Co., where Mr. Chen is mainly responsible for equity investment, acquisitions and corporate financing. From 2011 to January 2018, Mr. Chen served as the global head of the credit derivative market making platform at JP Morgan’s London branch. From 2008 to 2011, Mr. Chen served as the Asia credit derivative risk analysis manager at JP Morgan’s Hong Kong branch. From 2005 to 2008, Mr. Chen served as Managing Director at Bear Stearns, responsible for the firm’s equity derivative strategic product development. From 2003 to 2005, Mr. Chen served as Vice President at Realty Data Corp. an independent mortgage data provider. From 1998 to 2003, Mr. Chen served as Senior Manager at Imagine Software, a quantitative financial model provider. Mr. Chen holds a BS from Florida State University and MS Degree of Computer Science from New York University. We believe Mr. Chen is qualified to serve as a director because of his extensive financial and operations experience and the extensive network he has established throughout his career, as well as his familiarity with blank check companies.

Luhuan (Lou) Zhong. Mr. Zhong, age 35, has served as our Chief Financial Officer/Principal Accounting Officer since February 2021. He serves as a consultant to Venus Acquisition Corporation, from February 2021 to December 2022, and Longevity Acquisition Corporation from October 2019 to February 2021, and he previously served as a consultant for Greenland Acquisition Corporation from October 2018 to October 2019. From September 2015 to October 2018, Mr. Zhong served as the project manager of Haitong Securities Co. Ltd. From September 2012 to September 2015, Mr. Zhong served as senior auditor in Shanghai office of Deloitte Touche Tohmatsu CPA LLP. Mr. Zhong obtained his bachelor’s degree of finance from Macquarie University in 2010 and his master’s degree in finance from University of Technology, Sydney in 2012.

Shan Cui. Ms. Cui, age 51 joined our board in February 2021. She is serving as the independent director of Venus Acquisition Corporation since February 2021, and Chief Financial Officer of Global Star Acquisition, Inc., a special purpose acquisition company that closed its initial public offering September 2022. Previously, Ms. Cui served as an independent director of WiMi Hologram Cloud Inc. from June 2020 to May 2021, and Addentax Group Corp. from April 2020 to April 2021. Previously, Ms. Cui served as independent director for Greenland Acquisition Corporation from May 2021 to October 2019. She has been the Executive Director of First Capital International Limited since 2010 and provided consulting services for private equity companies and venture capital companies. From February 2011 to February 2013, she served as the Chief Financial Officer of Lizhan Environmental Corporation, a Nasdaq-listed company engaged in the business of green leather material.

Pai Liu. Mr. Pai Liu age 38, has served as a director since February 2021. He has served as a member of the Board of Directors of Longevity Acquisition Corporation since December 2019. Mr. Liu has served as chief executive officer of Wuhan Dacheng Equity Investment Fund Management Company since July 2016. From December 2014 to April 2016, Mr. Liu was a senior associate of Deloitte in China. From September 2013 to October 2014, Mr. Liu served as a senior associate of Mazars Group in China. From October 2011 to September 2013, Mr. Liu served as an associate of PricewaterhouseCoopers in its Shanghai office and was involved in the auditing of large and medium-sized foreign enterprises. Mr. Liu earned his master’s degree in accounting & finance from Leeds University in the United Kingdom and received a bachelor’s degree in finance from the South Central University for Nationalities in China. We believe Mr. Liu is qualified to serve as a director because of his extensive management and auditing experience, and his familiarity with blank check companies.

Wen He. Mr. Wen He, age 58, has served as a director since February 2024. Mr. He is an experienced professional who has 26 years of experience in Internet, Internet-of-Things, IT and software industry. Mr. He also has over 10 years of experience in investment and M&A, with a focus on fund raising, investment management, equity and bond financing and Fin-tech (e.g. Internet, Internet-of-Things, Blockchain). Mr. He oversaw and participated in multiple investments, listings and asset restructurings in a number of industries including: renewable energy, new material, sustainability, healthcare and high-tech. Mr. He currently serves as an independent director of Alphatime Acquisition Corp., a special purpose acquisition company listed on Nasdaq. Mr. He also serves as the Vice Manager of Dr. Peng Cloud Computing Ltd. and the President of Haijuhuiren Holding Group. Mr. He served as the Operation Director of Xunye Group, one of the earliest Internet companies in China. Mr. He served as the Vice President of Shenzhen Longmai Information Co., Ltd., and President and Technology Director of Naoku Technology Holding Group. In 2001, Mr. He co-founded OP.CN, the predecessor company of Qvod Player, with Xin Wang and served as its Chairman. Mr. He served as the Executive Director of Guangdong Gaohe Financial Leasing Co., Ltd. and the independent director of China Oil Gangran Energy Group Holdings Limited (08132.HK). Mr. He holds an MBA from Columbia Southern University and a Bachelor Degree from Hunan Normal University. Mr. He holds a PMP and ICAA.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Shan Cui, Pai Liu and Wen He are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee, and a nominating committee. Each committee will operate under a charter that has been approved by our board. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Ms. Cui, Mr. Liu and Mr. He. Ms. Cui serves as chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that Ms. Cui qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Ms. Cui, Mr. Liu and Mr. He. Mr. He serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.

Nominating Committee

The members of our Nominating Committee are Ms. Cui, Mr. Liu and Mr. He. Mr. Liu serves as chairman of the Nomination committee. In accordance with Rule 5605 of the NASDAQ rules, all such directors are independent. We have adopted a nominating committee charter which details the principal functions of the nominating committee, including:

●	recruiting, reviewing and nominating candidates for election to the Board or to fill vacancies on the Board;

●	developing the criteria and qualifications for membership on the Board;

●	reviewing candidates proposed by shareholders, and conducting appropriate inquiries into the background and qualifications of any such candidates; and

●	monitoring and making recommendations regarding committee functions, contributions, and composition.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating Committee Charter as exhibits to our registration statement for our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2024.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After completion of our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if we are found to have misstated its financial results. We have adopted our Executive Compensation Clawback Policy (the “Clawback Policy”) in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement. The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97.1 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 3, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers, directors and director nominees that beneficially own ordinary shares; and

●	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 8,863,000 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of March 3, 2025. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Ordinary Shares(3)
Sponsor, directors and officers
Whale Management Corporation(2)	1,963,000	22.15%
Matthew Chen(2)	1,963,000	22.15%
Luhuan Zhong(3)	-	-
Pai Liu(3)	-	-
Shan Cui(3)	-	-
Wen He(3)	-	-
All directors and officers as a group (five individuals)	1,963,000	22.15%

Other 5% or greater beneficial owners
TD Securities (USA) LLC(4)	577,270	6.5%
Mizuho Financial Group, Inc.(5)	657,500	7.4%
Wolverine Asset Management LLC(6)	464,603	5.24%
First Trust Merger Arbitrage Fund(7)	556,295	6.28%
First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC.(8)	642,263	7.25%
Cowen and Company, LLC.(9)	543,055	6.1%
Karpus Investment Management.(10)	902.150	10.18%

(1)	Unless otherwise indicated, the business address of each of the individuals is 26 Broadway, Suite 934, New York, NY 10004.
(2)	Represents 1,725,000 founder ordinary shares and 238,000 private placement ordinary shares held by Whale Management Corporation, our sponsor. Each of our officers and directors is a shareholder of our sponsor; however, only our Chairman have voting securities in our sponsor and are the sole directors of our sponsor and have the power to vote or dispose of the securities. The address for our sponsor is Room 156, 4F, Gate B, Shimao Tower, 92A Jianguo Lu, Chaoyang District, Beijing, China.
(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(4)	Based on information contained in a Schedule 13G filed on February 14, 2025 Address or principal business office is One Vanderbilt Avenue, New York, 10017.
(5)	Based on information contained in a Schedule 13G/A filed on February 13, 2025 Address or principal business office is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.
(6)	Based on information contained in a Schedule 13G filed on January 31, 2025. Address or principal business office is 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.
(7)	Based on information contained in a Schedule SC 13G filed on November 15, 2024. Address or principal business office is 235 West Galena Street, Milwaukee, WI 53212.
(8)	Based on information contained in a Schedule 13G filed on November 15, 2024. Address or principal business office is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. (7) and (8) are jointly filed the Schedule 13G.
(9)	Based on information contained in the Schedule 13G filed on November 13, 2024. Address or principal business office is 599 Lexington Avenue, New York, NY 10022.
(10)	Based on information contained in the Schedule 13G filed on November 7, 2024. Address or principal business office is 183 Sully’s Trail, Pittsford, New York 14534.

Our founders beneficially own approximately 22.15% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2024, our directors, executive officers, and ten percent shareholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On February 20, 2021, our sponsor purchased 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On September 23, 2021, the Company purchased back all the 1,150,000 founder shares for $25,000 and reissued 2,875,000 shares to our sponsor for $25,000, or approximately $0.01 per shares. On November 29, 2022, our sponsor surrendered 1,150,000 shares for no consideration. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible.

Our sponsor purchased an aggregate of 238,000 private placement units at a price of $10.00 per unit in a private placement that was completed simultaneously with the closing of our initial public offering. Each unit consists of one private placement share and one private placement right. Each private placement right will be converted to one tenth (1/10) of one ordinary share upon the completion of its initial business combination. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 or 24 months, our sponsor will be paid a total of $210,000 or $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On January 28, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). On December 2, 2022, the Company and the Sponsor mutually agreed to increase the principal amount up to $500,000. On December 29, 2023, the Company amended and restated the Promissory Note. The Amended and Restated Promissory Note is non-interest bearing and payable on the earlier of consummation of an initial public offering of our securities or December 31, 2024. As of the date of closing our initial public offering, we had borrowed $500,640 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our public offering. The loan was repaid on June 20, 2024. On August 30, 2024, we issued the 2024 Note for up to $1,000,000 to our sponsor which is due the earlier of the closing of our initial business combination and December 31, 2025. Related party loan balance as of December 31, 2024 was $667,851. The issuance of the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares and 150,000 rights to receive 15,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The founder shares, private placement units and any underlying securities are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our sponsor upon the effective date of our IPO. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of (A) 50% of the founder shares, until the earlier of (x) six months after the date of the consummation of our initial business combination or (z) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (B) the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units and the underlying securities, until 30 days after the completion of our initial business combination, except in each case (a) to our sponsor’s officers or directors, any affiliates or family members of our sponsor or any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the Cayman Islands or our sponsor’s constitutional documents upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this prospectus).

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which they have agreed: (i) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 or 15 months from the closing of this offering (or up to 21 or 24 months from the closing of this offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public shareholders for a vote, our sponsor has agreed, pursuant to such letter agreement, to vote their founder shares, private placement shares and any public shares purchased during or after this offering in favor of our initial business combination.

The holders of the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements

Proposed GRT Business Combination

We have entered into the Merger Agreement and related ancillary documents with, among others, our sponsor and GRT. See “Item 1. Business—Proposed GRT Business Combination” for more information.

Other Matters

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted was filed as an exhibit to the registration statement on Form S-1 initially filed with the SEC on November 12, 2021, as amended.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have filed a copy of our form of the audit committee charter as an exhibit to our amendment No.6 to registration statement on Form S-1 initially filed with the SEC on November 12, 2021, as amended. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $1,000,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor (Whale Management Corporation) of $10,000 per month, for up to 24 months (assuming we extend the period of time to compete a business combination), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units) at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Shan Cui, Pai Liu and Wen He are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP, or Marcum, and MaloneBailey LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with our initial public offering and regulatory filings till July 16, 2024. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K and Form S-1 for the respective periods and other required filings with the SEC through July 16, 2024 was $51,507 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

MaloneBailey has served as the independent registered public accounting firm for the fiscal year ended December 31, 2024 and the accounting fees such period were $133,928. Such fees related to audit services provided by MaloneBailey.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum or MaloneBailey for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024.

Tax Fees. We did not pay Marcum or MaloneBailey for tax planning and tax advice for the year ended December 31, 2024.

All Other Fees. We did not pay Marcum or MaloneBailey for other services for the year ended December 31, 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services before the formation of the audit committee, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

Exhibit No.	Description
1.1	Underwriting Agreement between Registrant and Lucid Capital Markets.(1)
2.1	Merger Agreement dated as of October 21, 2024, by and among Flag Ship Acquisition Corporation, Great Right Technologies Limited and GRT Merger Star Limited(4)
2.2	First Amendment to Merger Agreement dated February 28, 2025, by and among Flag Ship Acquisition Corporation, Great Right Technologies Limited and GRT Merger Star Limited(5)
3.1	Amended and Restated Articles of Association dated as of June 17, 2024.(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Right Certificate(2)
4.4	Rights Agreement between Vstock Transfer LLC and the Company, dated as of June 17, 2024(1)
4.5	Description of Registrant’s Securities.*
10.1	Letter Agreement among the Company and its officers, directors and Whale Management Corporation, dated June 17, 2024.(1)
10.2	Administrative Support Agreement by and between the Company and Whale Management Corporation dated June 17, 2024.(1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated June 17, 2024.(1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as June 17, 2024.(1)
10.5	Private Placement Unit Purchase Agreement between the Company and Whale Management Corporation dated June 17, 2024.(1)
10.6	Indemnity Agreement dated as of June 17, 2024 between the Company, its officers and directors.(1)
10.7	Securities Subscription Agreement, dated November 29, 2022, between the Registrant and Whale Management Corporation.(2)
10.8	Promissory Note dated August 30, 2024(3)
10.9	Form of Parent Shareholder Lock-up and Support Agreement(4)
10.10	Form of Sponsor Lock-up Agreement(4)
10.11	Form of Sponsor Voting and Support Agreement(4)
10.12	Form of Amended and Restated Registration Rights Agreement(4)
14.1	Form of Code of Ethics(2)
19.1	Insider Trading Policy*
21	List of subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Compensation Recovery Policy*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on June 21, 2024.
(2)	Filed as an exhibit to the Registrant’s Form S-1 (File No. 333-261028), initially filed with the Commission on November 12, 2021, as amended.
(3)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on September 3, 2024.
(4)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on October 23, 2024.
(5)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on March 3, 2025.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 4, 2025.

FLAG SHIP ACQUISITION CORPORATION

By:	/s/ Matthew Chen
Matthew Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Chen	Chief Executive Officer and Chairman	March 4, 2025
Matthew Chen	(Principal Executive Officer)

/s/ Luhuan Zhong	Chief Financial Officer	March 4, 2025
Luhuan Zhong	(Principal Financial Officer)

/s/ Pai Liu	Director	March 4, 2025
Pai Liu

/s/ Wen He	Director	March 4, 2025
Wen He

/s/ Shan Cui	Director	March 4, 2025
Shan Cui

FLAG SHIP ACQUISITION CORPORATION

Financial Statements

For The Years Ended December 31, 2024 and 2023

FLAG SHIP ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flag Ship Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flag Ship Acquisition Corporation, (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

March 4, 2025

FLAG SHIP ACQUISITION CORPORATION

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2024	December 31, 2023
ASSETS
Current asset:
Cash	$76,747	$116,210
Prepayments and deposits	95,737	4,338
Total current assets	172,484	120,548

Deferred offering costs	-	30,000
Investments held in trust account	70,799,136	-
TOTAL ASSETS	$70,971,620	$150,548

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$34,370	$-
Promissory notes – related party	677,851	433,554
Total current liabilities	712,221	433,554

Deferred underwriting compensation	1,725,000	-
TOTAL LIABILITIES	2,437,221	433,554

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.26 and $0 at December 31, 2024 and 2023, respectively	70,799,136	-

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of December 31, 2024 and 2023, respectively)	1,963	1,725
Additional paid in capital	-	23,275
Accumulated deficit	(2,266,700)	(308,006)
Total Shareholders’ deficit	(2,264,737)	(283,006)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$70,971,620	$150,548

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2024	2023
Formation, general and administrative expenses	$(889,298)	$(62,399)

Other income:
Dividend income earned in investments held in Trust Account	1,799,136	-
Total other income, net	1,799,136	-

Income (loss) before income taxes	909,838	(62,399)

Income taxes	-	-

NET INCOME (LOSS)	$909,838	$(62,399)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,657,377	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.17	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,851,153	1,500,000
Basic and diluted net income (loss), ordinary shares attributable to Flag Ship Acquisition Corporation	$0.17	$(0.03)

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	(283,006)
Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567
Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709
Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(1,799,136)	(1,799,136)
Net income for the year	-	-	-	909,838	909,838
Balance as of December 31, 2024	1,963,000	$1,963	$-	$(2,266,700)	(2,264,737)

	Year ended December 31, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,725,000	$1,725	$23,275	$(245,607)	(220,607)
Net loss for the year	-	-	-	(62,399)	(62,399)
Balance as of December 31, 2023	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$909,838	$(62,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in trust account	(1,799,136)	-
Change in operating assets and liabilities
Deferred offering cost	30,000	-
Prepayments and deposits	(91,399)	133
Accrued liabilities	34,370	(4,512)
Due to related party	40,000	-
Net cash used in operating activities	(876,327)	(66,778)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,000,000)	-
Net cash used in investing activities	(69,000,000)	-

Cash flows from financing activities:
Proceed from public offering, net of offering costs	67,252,567	-
Proceed from private placement	2,380,000	-
Advances from a related party	637,851	580
Repayment to a related party	(433,554)	-
Net cash provided by financing activities	69,836,864	580

NET CHANGE IN CASH	(39,463)	(66,198)
CASH, BEGINNING OF PERIOD	116,210	182,408
CASH, END OF PERIOD	$76,747	$116,210

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$64,667,291	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$3,231,709	$-
Accretion of carrying value to redemption value	$7,564,418	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,799,136	$-
Accrued underwriting compensation	$1,725,000	$-

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not yet commenced any operations. All activities through December 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the investments held in trust account. The Company has selected December 31 as its fiscal year end.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Going concern consideration

As of December 31, 2024, the Company had cash of $76,747 and a working deficit of $539,737. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash balance of $76,747 and $116,210 as of December 31, 2024 and 2023, respectively. The Company has no cash equivalents as of December 31, 2024 and 2023.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income (loss)	$909,838	$(62,399)

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$604,085	$305,753	$-	$(62,399)
Allocation of net income (loss)	$604,085	$305,753	$-	$(62,399)
Denominators:
Weighted-average shares outstanding	3,657,377	1,851,153	-	1,500,000
Basic and diluted net income (loss) per share	$0.17	$0.17	$-	$(0.03)

●	Related parties

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The carrying amount of investment held in trust account was $0 as of December 31, 2023.

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in trust account	$70,799,136	$70,799,136	$-	$-

●	Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, the principal amount due and owing under the Promissory Notes was $677,851 and $433,554, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Public Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of December 31, 2024 and 2023, the unpaid balance was $40,000 and $0, respectively, which is included in promissory notes - related party balance.

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

As of December 31, 2024 and 2023, the Company had no borrowings under the working capital loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to six times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per Public Share in either case), up to an aggregate of $2,070,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There was no extension loan as of December 31, 2024.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were 1,963,000 and 1,725,000 ordinary shares issued and outstanding, excluding 6,900,000 and 0 ordinary shares subject to possible redemption, respectively.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses and interest earned on assets held in Trust Account which are included in the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are earned on assets held in Trust Account and general and administrative expenses. The CODM reviews earned on assets held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 28, 2025, Flag Ship, GRT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

As of the date of filing, the Company borrowed additional $92,500 loan under the promissory note.