Form 10-Q
period 2025-03-31
Flag Ship Acquisition Corp
filed 2025-05-13
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 8,863,000 ordinary shares, $0.001 par value per share, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	December 31, 2024
ASSETS
Current asset:
Cash	$35,705	$76,747
Prepayments and deposits	121,030	95,737

Total current assets	156,735	172,484
Cash and investments held in trust account	71,538,905	70,799,136

TOTAL ASSETS	$71,695,640	$70,971,620

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$8,192	$34,370
Promissory notes – related party	850,351	677,851

Total current liabilities	858,543	712,221

Deferred underwriting compensation	1,725,000	1,725,000

TOTAL LIABILITIES	2,583,543	2,437,221

Commitments and contingencies

Ordinary shares subject to possible redemption, 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.37 and $10.26 at March 31, 2025 and December 31, 2024, respectively	71,538,905	70,799,136

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 6,900,000 and 6,900,000 shares, subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	1,963	1,963
Accumulated deficit	(2,428,771)	(2,266,700)

Total Shareholders’ deficit	(2,426,808)	(2,264,737)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$71,695,640	$70,971,620

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2025	2024
Formation, general and administrative expenses	$(162,071)	$(75,788)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	739,769	-
Total other income, net	739,769	-

Income (loss) before income taxes	577,698	(75,788)

Income taxes	-	-

NET INCOME (LOSS)	$577,698	$(75,788)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.07	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,500,000
Basic and diluted net income (loss), ordinary shares attributable to Flag Ship Acquisition Corporation	$0.07	$(0.05)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2025	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(739,769)	(739,769)

Net income	-	-	-	577,698	577,698

Balance as of March 31, 2025	1,963,000	$1,963	$-	$(2,428,771)	$(2,426,808)

	For the three months ended March 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

Net loss	-	-	-	(75,788)	(75,788)

Balance as of March 31, 2024	1,725,000	$1,725	$23,275	$(383,794)	$(358,794)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$577,698	$(75,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(739,769)	-
Change in operating assets and liabilities
Prepayments and deposits	(25,293)	1,372
Accrued liabilities	(26,178)	3,910
Due to related party	30,000	-

Net cash used in operating activities	(183,542)	(70,506)

Cash flows from financing activities:
Promissory notes - related party	142,500	-
Payment of deferred offering costs	-	(5,000)

Net cash provided by (used in) financing activities	142,500	(5,000)

NET CHANGE IN CASH	(41,042)	(75,506)

CASH, BEGINNING OF PERIOD	76,747	116,210

CASH, END OF PERIOD	$35,705	$40,704

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subsequent remeasurement of ordinary shares subject to possible redemption	$739,769	$-

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

As of March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust account. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 238,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Whale Management Corporation (the “Sponsor”), generating gross proceeds of $2,380,000 to the Company (the “Private Placement”). Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of the initial business combination.

Transaction costs amounted to $3,448,233, consisting of $1,380,000 of underwriting commissions, $1,725,000 of deferred underwriting commissions and $343,233 of other offering costs.

Trust Account

Following the closing the Initial Public Offering, an amount of $69,000,000 ($10.00 per Public Unit) from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust National Association, acting as trustee. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest and dividends earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Initial Public Offering (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination (or up to 21 months, or 24 months if the Event occurs, from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within 12 months (or 15 months if the Event occurs) from the closing of the Initial Public Offering (or up to 21 or 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination depending on occurrence of the Event), subject to applicable law.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

On October 21, 2024, the Company entered into an Agreement and Plan of Merger (the “GRT Merger Agreement”) with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong (“GRT”), and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“Merger Sub”). Pursuant to the Merger Agreement, among other things, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GRT (the “Surviving Company”).

The GRT Merger Agreement provided that at the effective time of the Merger, by virtue of the Merger and without any action of the part of the Company, Merger Sub or any other Person:

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

The aggregate consideration payable to pursuant to the GRT Merger Agreement to the shareholders of the Company (“Company Shareholders”) entitled thereto shall consist of that number of Parent Ordinary Shares payable in Parent ADSs that is equal to (i) the Per Share Merger Consideration multiplied by the number of Company Shares registered in the name of those Company Shareholders immediately prior to the Effective Time, multiplied by the ADS Exchange Rate, plus (ii) the Rights Merger Consideration, as described above.

On February 28, 2025, the Company, GRT and Merger Sub entered into the first amendment to the GRT Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the GRT Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

On April 18, 2025, pursuant to the GRT Merger Agreement, the parties to the GRT Merger Agreement entered into a Mutual Termination Agreement (the “Termination Agreement”) to terminate the GRT Merger Agreement.

On April 18, 2025, the Company entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaces and supersedes the GRT Merger Agreement described above. Pursuant to the GFT Merger Agreement, among other things, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of PubCo. At the effective time of the merger, (i) each of the Company Shares issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares, if any, will be automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the merger, one (1) Class A ordinary share of PubCo (such shares of PubCo, collectively, “PubCo Class A Ordinary Shares”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the effective time will be cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, PubCo Class A Ordinary Shares in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right.

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

Going concern consideration

As of March 31, 2025, the Company had cash of $35,705 and a working deficit of $701,808. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

The Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period) from the closing of the Initial Public Offering to consummate a Business Combination (or up to 21 months, or 24 months if the Event occurs, if the Company extends the period of time to consummate a business combination). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. There is a possibility that business combination might not happen within the prescribed period of time.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of unaudited financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash balance of $35,705 and $76,747 as of March 31, 2025 and December 31, 2024, respectively. The Company has no cash equivalents as of March 31, 2025 and December 31, 2024.

●	Cash and investments held in trust account

As of March 31, 2025 and December 31, 2024, the Company had $71,538,905 and $70,799,136, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the unaudited statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the unaudited statements of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the rights are classified as equity.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The net income (loss) per share presented in the unaudited statements of operations is based on the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net income (loss)	$577,698	$(75,788)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$449,748	$127,950	$-	$(75,788)
Allocation of net income (loss)	$449,748	$127,950	$-	$(75,788)
Denominators:
Weighted-average shares outstanding	6,900,000	1,963,000	-	1,500,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$-	$(0.05)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$71,538,905	$71,538,905	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$70,799,136	$70,799,136	$-	$-

●	Recent accounting pronouncements

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the initial shareholder for no consideration. On February 20, 2021, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000. On September 23, 2021, the Company purchased back all the 1,150,000 shares for $25,000 and reissued 2,875,000 ordinary shares to the Sponsor for $25,000. On November 29, 2022, our sponsor surrendered 1,150,000 shares for no consideration. The Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsors will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On January 28, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the proposed IPO (the “Proposed Offering”). On February 4, 2022, the Company and the Sponsor mutually agreed to extend the repayment date to the earlier of (i) December 31, 2022 or (ii) the consummation of the Proposed Offering. On December 2, 2022, the Company and the Sponsor mutually agreed to increase the principal amount of the Promissory Note to up to $500,000 and extend the repayment date to the earlier of (i) December 31, 2023 or (ii) the consummation of the Proposed Offering. On December 29, 2023, the Company and the Sponsor mutually agreed to extend the repayment date to the earlier of (i) December 31, 2024 or (ii) the consummation of the Proposed Offering.

On August 30, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 (the “August 2024 Promissory Note”). The August 2024 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial business combination.

As of March 31, 2025 and December 31, 2024, the principal amount due and owing under the August 2024 Promissory Notes was $850,351 and $677,851, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of March 31, 2025 and December 31, 2024, the unpaid balance was $70,000 and $40,000, respectively, which is included in promissory notes - related party balance.

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

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per Public Share in either case), up to an aggregate of $2,070,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There was no extension loan as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 1,963,000 and 1,963,000 ordinary shares issued an outstanding, excluding 6,900,000 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholder, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement entered into with the Company on the effective date of the registration statement for the Company’s Initial Public Offering. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time on or after (i) the date that the Company consummates a Business Combination with respect to the Founder Shares and Working Capital Loan Securities (or underlying securities) or (ii) commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 Units (over and above 6,000,000 Units referred to above) solely to cover over-allotments at the “Initial Public Offering” price, less the underwriting discounts and commissions. On June 20, 2024, the underwriters fully exercised the over-allotment option to purchase 900,000 Public Units, generating gross proceeds to the Company of $9,000,000. The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,380,000. In addition, the underwriters are entitled to a deferred underwriting fee of 2.5% of the gross proceeds of the IPO, or $1,725,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest and dividends earned on assets held in Trust Account which are included in the unaudited statements of operations.

The key measures of segment profit or loss reviewed by the CODM are interest and dividends earned on assets held in Trust Account and general and administrative expenses. The CODM reviews interest and dividends earned on assets held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On April 18, 2025, pursuant to the GRT Merger Agreement, the parties to the GRT Merger Agreement entered into a Mutual Termination Agreement (the “Termination Agreement”) to terminate the GRT Merger Agreement.

On April 18, 2025, the Company entered into the Merger Agreement with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaces and supersedes the GRT Merger Agreement described in Note 1.

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering and the sale of the private units, our shares, debt or a combination of cash, shares and debt. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We completed our initial public offering (the “IPO”) in June 2024. Upon the closing of the IPO and exercise of the over-allotment option by underwriters as well as the sale of the private placement units, a total of $69,000,000, including $1,725,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Wilmington Trust National Association, acting as trustee, and will be invested only in specified U.S. government treasury bills or in specified money market funds. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months from the closing of our IPO (or 15 months if we enter into a business combination agreement within 12 months from the closing of our IPO (the “Event”)) or up to 21 months, or 24 months if the Event occurs, from the closing of the IPO, if we extend the period of time to consummate a business combination in accordance with our amended and restated memorandum and articles of association, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account (the “Prescribed Time Frame”), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within the Prescribed Time Frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.30 per public share in the event that the Sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire during or after our IPO in connection with the completion of our initial business combination.

We will have up to 21 months, or 24 months if the Event occurs, from the closing of the IPO to complete our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. The Sponsor may extend the deadline for completion of an initial business combination up to nine (9) times, each by an additional one month until June 20, 2026, subject to the Sponsor and/or its designee depositing additional funds into the Trust Account with a monthly extension fee (the “Monthly Extension Fee”) of $230,000 (equivalent to $0.033 per public share). If we are unable to consummate our initial business combination within the Prescribed Time Frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Proposed GFT Business Combination

On April 18, 2025, we entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“GFT”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). GFT is a holding company that, through multiple layers, including Great Rich Technologies Limited, conducts its operations through its subsidiaries located in mainland China. The GFT Merger Agreement replaces and supersedes the GRT Merger Agreement described below. Pursuant to the GFT Merger Agreement, among other things, we will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GFT.

At the effective time of the Merger, by virtue of the Merger and without any action on the part of the Flag Ship, Merger Sub or any other person: (i) each of our ordinary shares (the “Company Shares”) issued and outstanding immediately prior to the effective time, will be automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the Merger, one (1) Class A ordinary share of GFT (the “GFT Class A Shares”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination (a “Company Right”) that is outstanding immediately prior to the effective time will be cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, GFT Class A Shares in an amount equal to the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right.

As previously disclosed, on October 21, 2024, we had entered into an Agreement and Plan of Merger (the “GRT Merger Agreement”) with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong (“GRT”), and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“GRT Merger Sub”). On April 18, 2025, in connection with the execution of the GFT Merger Agreement, the parties to the GRT Merger Agreement entered into a Mutual Termination Agreement (the “Termination Agreement”) to terminate the GRT Merger Agreement. The Termination Agreement also provides that each other agreement among the parties relating to the GRT Merger Agreement is automatically terminated concurrently with the termination of the GRT Merger Agreement. The Termination Agreement also provides for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GRT Merger Agreement. No party will be required to pay a termination fee as a result of the mutual decision to enter into the Termination Agreement.

Results of Operations

Our entire activity since inception up to March 31, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective target for our initial business combination and activities in support of consummating our initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the amount held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2025, we had net income of $577,698, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $739,769, partially offset by formation and operating expenses of $162,071.

For the three months ended March 31, 2024, we had a net loss of $75,788, which consisted of formation and operating expenses of $75,788.

Liquidity, Capital Resources and Going Concern

On June 20, 2024, we consummated the IPO of 6,900,000 Units, generating gross proceeds of $69,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 238,000 private units (the “Private Units”) to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $2,380,000.

Following the IPO and the sale of the Private Units, a total of $69,000,000 was placed in the Trust Account. We incurred $3,448,233 in transaction costs, including $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs.

For the three months ended March 31, 2025, net cash used in operating activities was $183,542. Net income of $577,698 was mainly impacted by interest and dividends earned on cash and investments held in the trust account of $739,769.

As of March 31, 2025, we had cash and investments held in the Trust Account of $71,538,905. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $35,705 held outside of the Trust Account. We intend to use the funds loaned to us under the 2024 Note (defined below) and the funds held outside the Trust Account primarily to complete the proposed GFT Business Combination or if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and is due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. As of March 31, 2025, there was $850,351 outstanding under the 2024 Note. The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In order to complete a Business Combination, we will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited financial statements.

The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited financial statements. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by the deadline of completing an initial business combination as described above. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2024 Note

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

Extension Payments

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management intends to implement measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 4, 2025 and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Simultaneously with the closing of our IPO, we consummated the private placement (“Private Placement”) with its sponsor, Whale Management Corporation, a British Virgin Islands company (“Sponsor”) for the purchase of 238,000 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,380,000 pursuant to the Private Placement Unit Purchase Agreement dated June 17, 2024. Each Private Unit purchased by the Sponsor consists of one ordinary share and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of a business combination. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Transaction costs related to our IPO amounted to $3,448,233, consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,545,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,455,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based Trust Account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the consummation of the IPO if we extend the period of time to consummate a business combination).

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Merger Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corporation, Great Future Technology Inc., and GFT Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 22, 2025).
10.1	Parent Shareholder Lock-Up and Support Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc. and the PubCo Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025).
10.2	Sponsor Lock-up Agreement, dated April 18, 2025, by and between Great Future Technology Inc. and Whale Management Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2025).
10.3	Sponsor Voting and Support Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc., and Whale Management Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 22, 2025).
10.4	Amended and Restated Registration Rights Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc. and the Investors named therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 22, 2025).
10.5	Mutual Termination Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corporation, Great Rich Technologies Limited, and GRT Merger Star Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 22, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Certain exhibits and schedules, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: May 13, 2025		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principal Financial Officer)