Form 10-Q
period 2025-06-30
Flag Ship Acquisition Corp
filed 2025-08-01
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, the registrant had 8,863,000 ordinary shares, $0.001 par value per share, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	December 31, 2024
ASSETS
Current asset:
Cash	$19,769	$76,747
Prepayments and deposits	64,868	95,737

Total current assets	84,637	172,484
Cash and investments held in trust account	72,281,179	70,799,136

TOTAL ASSETS	$72,365,816	$70,971,620

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$8,742	$34,370
Promissory notes – related party	930,351	677,851

Total current liabilities	939,093	712,221

Deferred underwriting compensation	1,725,000	1,725,000

TOTAL LIABILITIES	2,664,093	2,437,221

Commitments and contingencies

Ordinary shares subject to possible redemption, 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.48 and $10.26 at June 30, 2025 and December 31, 2024, respectively	72,281,179	70,799,136

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 6,900,000 and 6,900,000 shares, subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	1,963	1,963
Accumulated deficit	(2,581,419)	(2,266,700)

Total Shareholders’ deficit	(2,579,456)	(2,264,737)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$72,365,816	$70,971,620

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Formation, general and administrative expenses	$(152,648)	$(78,021)	$(314,719)	$(153,809)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	742,274	97,945	1,482,043	97,945
Total other income, net	742,274	97,945	1,482,043	97,945

Income (loss) before income taxes	589,626	19,924	1,167,324	(55,864)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$589,626	$19,924	$1,167,324	$(55,864)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	758,242	6,900,000	379,121
Basic and diluted net income (loss) per ordinary shares subject to possible redemption	$0.07	$0.01	$0.13	$(0.03)

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,751,154	1,963,000	1,738,077
Basic and diluted net income (loss), ordinary shares attributable to Flag Ship Acquisition Corporation	$0.07	$0.01	$0.13	$(0.03)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and six months ended June 30, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2025	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(739,769)	(739,769)

Net income	-	-	-	577,698	577,698

Balance as of March 31, 2025	1,963,000	$1,963	$-	$(2,428,771)	$(2,426,808)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(742,274)	(742,274)

Net income	-	-	-	589,626	589,626

Balance as of June 30, 2025	1,963,000	$1,963	$-	$(2,581,419)	$(2,579,456)

	For the three and six months ended June 30, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

Net loss	-	-	-	(75,788)	(75,788)

Balance as of March 31, 2024	1,725,000	$1,725	$23,275	$(383,794)	$(358,794)

Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567

Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000

Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)

Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709

Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(97,945)	(97,945)

Net income	-	-	-	19,924	19,924

Balance as of June 30, 2024	1,963,000	$1,963	$-	$(1,531,211)	$(1,529,248)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,167,324	$(55,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(1,482,043)	(97,945)
Change in operating assets and liabilities
Deferred offering costs	-	30,000
Prepayments and deposits	30,869	(127,698)
Accrued liabilities	(25,628)	31,910
Due to related party	60,000	-

Net cash used in operating activities	(249,478)	(219,597)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(69,000,000)

Net cash used in investing activities	-	(69,000,000)

Cash flows from financing activities:
Proceed from public offering, net of offering costs	-	67,252,567
Proceed from private placement	-	2,380,000
Proceeds from promissory notes - related party	192,500	10,000
Repayment of promissory note – related party	-	(433,554)

Net cash provided by financing activities	192,500	69,209,013

NET CHANGE IN CASH	(56,978)	(10,584)

CASH, BEGINNING OF PERIOD	76,747	116,210

CASH, END OF PERIOD	$19,769	$105,626

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$64,667,291
Allocation of offering costs or ordinary shares subject to possible redemption	$-	$3,231,709
Accretion of carrying value to redemption value	$-	$7,564,418
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,482,043	$97,945
Accrued underwriting compensation	$-	$1,725,000

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

As of June 30, 2025, the Company had not yet commenced any operations. All activities from inception through June 30, 2025, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), and since the Initial Public Offering, the Company’s evaluation of business combination candidates and efforts to consummate the initial business combination described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust accounts. The Company has selected December 31 as its fiscal year end.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares are voted in favor of the Business Combination.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Going concern consideration

As of June 30, 2025, the Company had cash of $19,769 and a working deficit of $854,456. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $19,769 and $76,747 as of June 30, 2025, and December 31, 2024, respectively. The Company has no cash equivalents as of June 30, 2025, and December 31, 2024.

●	Cash and investments held in trust account

As of June 30, 2025, and December 31, 2024, the Company had $72,281,179 and $70,799,136, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the unaudited statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

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

The net income (loss) per share presented in the unaudited statements of operations is based on the following:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net income (loss)	$1,167,324	$(55,864)

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Net income	$589,626	$19,924

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$908,782	$258,542	$(10,003)	$(45,861)
Allocation of net income (loss)	$908,782	$258,542	$(10,003)	$(45,861)
Denominators:
Weighted-average shares outstanding	6,900,000	1,963,000	379,121	1,738,077
Basic and diluted net income (loss) per share	$0.13	$0.13	$(0.03)	$(0.03)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$459,034	$130,592	$6,020	$13,904
Allocation of net income	$459,034	$130,592	$6,020	$13,904
Denominators:
Weighted-average shares outstanding	6,900,000	1,963,000	758,242	1,751,154
Basic and diluted net income per share	$0.07	$0.07	$0.01	$0.01

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

●	Related parties

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

Financial instruments that potentially subject the Company to the concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$72,281,179	$72,281,179	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$70,799,136	$70,799,136	$-	$-

●	Recent accounting pronouncements

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of June 30, 2025, and December 31, 2024, the principal amount due and owing under the August 2024 Promissory Notes was $930,351 and $677,851, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of June 30, 2025, and December 31, 2024, the unpaid balance was $100,000 and $40,000, respectively, which is included in promissory notes - related party balance.

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

As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $230,000 (approximately $0.033 per Public Share in either case), up to an aggregate of $2,070,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There was no extension loan as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 1,963,000 and 1,963,000 ordinary shares issued and outstanding, excluding 6,900,000 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include general and administrative expenses and interest and dividends earned on assets held in Trust Account which are included in the unaudited statements of operations.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2018, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

Results of Operations

Our entire activity since inception up to June 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective target for our initial business combination and activities in support of consummating our initial business combination.  We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the amount held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended June 30, 2025, we had net income of $589,626, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $742,274, partially offset by formation and operating expenses of $152,648.

For the three months ended June 30, 2024, we had a net income of $19,924, which consisted of interest and dividends income earned in investments held in Trust Account of $97,945, partially set-off by formation and operating costs of $78,021.

For the six months ended June 30, 2025, we had a net income of $1,167,324, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $1,482,043, partially offset by formation and operating expenses of $314,719.

For the six months ended June 30, 2024, we had a net loss of $55,864, which consisted of formation and operating costs of $153,809, partially offset by interest and dividends income earned in investments held in Trust Account of $97,945.

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

For the six months ended June 30, 2025, net cash used in operating activities was $249,478. Net income of $1,167,324 was mainly impacted by interest and dividends earned on cash and investments held in the trust account of $1,482,043.

As of June 30, 2025, we had cash and investments held in the Trust Account of $72,281,179. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $19,769 held outside of the Trust Account. We intend to use the funds loaned to us under the 2024 Note (defined below) and the funds held outside the Trust Account primarily to complete the proposed GFT Business Combination or if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and is due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. As of June 30, 2025, there was $930,351 outstanding under the 2024 Note.   The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on June 20, 2024, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management intends to implement measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Transaction costs related to our IPO amounted to $3,448,233, consisting of $1,380,000 in underwriting fees, $1,725,000 in deferred underwriting fees and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,545,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,455,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based Trust Account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 12 months or 15 months from the closing of the IPO (or up to 21 months or 24 months from the consummation of the IPO if we extend the period of time to consummate a business combination).

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Merger Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corporation, Great Future Technology Inc., and GFT Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 22, 2025).
10.1	Parent Shareholder Lock-Up and Support Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc. and the PubCo Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025).
10.2	Sponsor Lock-up Agreement, dated April 18, 2025, by and between Great Future Technology Inc. and Whale Management Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2025).
10.3	Sponsor Voting and Support Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc., and Whale Management Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 22, 2025).
10.4	Amended and Restated Registration Rights Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corp., Great Future Technology Inc. and the Investors named therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 22, 2025).
10.5	Mutual Termination Agreement, dated April 18, 2025, by and among Flag Ship Acquisition Corporation, Great Rich Technologies Limited, and GRT Merger Star Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 22, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: August 1, 2025		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2025		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principal Financial Officer)