Form 10-Q
period 2025-09-30
Flag Ship Acquisition Corp
filed 2025-10-31
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 30, 2025, the registrant had 5,025,517 ordinary shares, $0.001 par value per share, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	December 31, 2024
ASSETS
Current asset:
Cash	$18,751	$76,747
Prepayments and deposits	35,940	95,737

Total current assets	54,691	172,484
Cash and investments held in trust account	32,584,205	70,799,136

TOTAL ASSETS	$32,638,896	$70,971,620

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$35,392	$34,370
Promissory notes – related party	1,170,351	677,851

Total current liabilities	1,205,743	712,221

Deferred underwriting compensation	1,725,000	1,725,000

TOTAL LIABILITIES	2,930,743	2,437,221

Commitments and contingencies

Ordinary shares subject to possible redemption, 3,062,517 and 6,900,000 shares issued and outstanding at redemption value of $10.64 and $10.26 on September 30, 2025 and December 31, 2024, respectively	32,584,205	70,799,136

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 3,062,517 and 6,900,000 shares, subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	1,963	1,963
Accumulated deficit	(2,878,015)	(2,266,700)

Total Shareholders’ deficit	(2,876,052)	(2,264,737)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,638,896	$70,971,620

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Formation, general and administrative expenses	$(236,596)	$(402,971)	$(551,315)	$(556,780)

Other income:
Interest and dividends earned on investments held in Trust Account	690,097	891,298	2,172,140	989,243
Total other income, net	690,097	891,298	2,172,140	989,243

Income before income taxes	453,501	488,327	1,620,825	432,463

Income taxes	-	-	-	-

NET INCOME	$453,501	$488,327	$1,620,825	$432,463

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,273,241	6,900,000	6,351,788	2,568,613
Basic and diluted net income per ordinary shares subject to possible redemption	$0.06	$0.06	$0.19	$0.10

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,963,000	1,963,000	1,813,599
Basic and diluted net income, ordinary shares attributable to Flag Ship Acquisition Corporation	$0.06	$0.06	$0.19	$0.10

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and nine months ended September 30, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2025	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(739,769)	(739,769)

Net income	-	-	-	577,698	577,698

Balance as of March 31, 2025	1,963,000	$1,963	$-	$(2,428,771)	$(2,426,808)

Subsequent remeasurement of ordinary shares subject to redemption				(742,274)	(742,274)

Net income	-	-	-	589,626	589,626

Balance as of June 30, 2025	1,963,000	$1,963	$-	$(2,581,419)	$(2,579,456)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(690,097)	(690,097)

Extension funds attributable to ordinary shares subject to redemption				(60,000)	(60,000)

Net income	-	-	-	453,501	453,501

Balance as of September 30, 2025	1,963,000	$1,963	$-	$(2,878,015)	$(2,876,052)

	For the three and nine months ended September 30, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)

Net loss	-	-	-	(75,788)	(75,788)

Balance as of March 31, 2024	1,725,000	$1,725	$23,275	$(383,794)	$(358,794)

Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567

Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000

Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)

Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709

Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(97,945)	(97,945)

Net income	-	-	-	19,924	19,924

Balance as of June 30, 2024	1,963,000	$1,963	$-	$(1,531,211)	$(1,529,248)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(891,298)	(891,298)

Net income	-	-	-	488,327	488,327

Balance as of September 30, 2024	1,963,000	$1,963	$-	$(1,934,182)	$(1,932,219)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,620,825	$432,463
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,172,140)	(989,243)
Change in operating assets and liabilities
Deferred offering costs	-	30,000
Prepayments and deposits	59,797	(116,207)
Accrued liabilities	1,022	10,413
Due to related party	90,000	-

Net cash used in operating activities	(400,496)	(632,574)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	40,447,071	-
Proceeds from extension loan deposited into trust account	(60,000)	-
Proceeds deposited in Trust Account	-	(69,000,000)

Net cash provided by (used in) investing activities	40,387,071	(69,000,000)

Cash flows from financing activities:
Proceed from public offering, net of offering costs	-	67,252,567
Proceed from private placement	-	2,380,000
Redemption of ordinary shares	(40,447,071)	-
Proceeds from promissory note – related party	402,500	317,566
Repayment of promissory note – related party	-	(433,554)

Net cash provided by (used in) financing activities	(40,044,571)	69,516,579

NET CHANGE IN CASH	(57,996)	(115,995)

CASH, BEGINNING OF PERIOD	76,747	116,210

CASH, END OF PERIOD	$18,751	$215

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$64,667,291
Allocation of offering costs or ordinary shares subject to possible redemption	$-	$3,231,709
Accretion of carrying value to redemption value	$-	$7,564,418
Subsequent remeasurement of ordinary shares subject to possible redemption	$2,172,140	$989,243
Extension funds attributable to ordinary shares subject to redemption	$60,000	$-
Accrued underwriting compensation	$-	$1,725,000

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

As of September 30, 2025, the Company had not yet commenced any operations. All activities from inception through September 30, 2025, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), and since the Initial Public Offering, the Company’s evaluation of business combination candidates and efforts to consummate the initial business combination described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust accounts. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. As a result, $60,000 is required for each monthly extension.

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

On August 26, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtained approval by ordinary resolution of the reduction of the monthly fee payable by the Company’s sponsor and/or its designee into the trust account to extend the date by which the Company must consummate its initial business combination from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026.

On August 26, 2025, in connection with the vote to approve the Extension Amendment Proposal, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $40,447,071.

On each of September 19, 2025, and October 20, 2025, the Company deposited $60,000 respectively into the Trust Account in order to extend the amount of available time to complete a business combination until November 20, 2025.

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

Going concern consideration

As of September 30, 2025, the Company had cash of $18,751 and a working deficit of $1,151,052. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $18,751 and $76,747 as of September 30, 2025, and December 31, 2024, respectively. The Company has no cash equivalents as of September 30, 2025, and December 31, 2024.

●	Cash and investments held in trust account

As of September 30, 2025, and December 31, 2024, the Company had $32,584,205 and $70,799,136, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the unaudited statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 3,062,517 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

●	Net income (loss) per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The net income per share presented in the unaudited statements of operations is based on the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net income	$1,620,825	$432,463

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
Net income	$453,501	$488,327

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income including carrying value to redemption value	$1,238,172	$382,653	$253,486	$178,977
Allocation of net income	$1,238,172	$382,653	$253,486	$178,977
Denominators:
Weighted-average shares outstanding	6,351,788	1,963,000	2,568,613	1,813,599
Basic and diluted net income (loss) per share	$0.19	$0.19	$0.10	$0.10

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$330,477	$123,023	$380,171	$108,156
Allocation of net income	$330,477	$123,023	$380,171	$108,156
Denominators:
Weighted-average shares outstanding	5,273,241	1,963,000	6,900,000	1,963,000
Basic and diluted net income per share	$0.06	$0.06	$0.06	$0.06

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

●	Related parties

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$32,584,205	$32,584,205	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$70,799,136	$70,799,136	$-	$-

●	Recent accounting pronouncements

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On May 2018, the Company issued one ordinary share to the initial shareholder for no consideration. On February 20, 2021, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000. On September 23, 2021, the Company purchased back all the 1,150,000 shares for $25,000 and reissued 2,875,000 ordinary shares to the Sponsor for $25,000. On November 29, 2022, our sponsor surrendered 1,150,000 shares for no consideration. The Founder Shares include an aggregate of up to 225,000 shares subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsors will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

On August 30, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 (the “August 2024 Promissory Note”). The August 2024 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial business combination. On August 21, 2025, the Company and Sponsor agreed to amend and restate the August 2024 Promissory Note to solely raise the principal balance from $1,000,000 to $1,200,000 (the “Amended Note”). Other than the increased principal amount, the Amended Note has the same terms as the August 2024 Promissory Note.

As of September 30, 2025, and December 31, 2024, the principal amount due and owing under the August 2024 Promissory Note was $1,170,351 and $677,851, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of September 30, 2025, and December 31, 2024, the unpaid balance was $130,000 and $40,000, respectively, which is included in promissory notes - related party balance.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of September 30, 2025 and December 31, 2024, the extension loan balance was $60,000 and $0, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 1,963,000 and 1,963,000 ordinary shares issued and outstanding, excluding 3,062,517 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements, other than as noted below.

On October 20, 2025, the Company deposited $60,000 into the Trust Account in order to extend the amount of available time to complete a business combination until November 20, 2025.

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

We will have up to 21 months, or 24 months if the Event occurs, from the closing of the IPO to complete our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. The Sponsor may extend the deadline for completion of an initial business combination up to nine (9) times, each by an additional one month until June 20, 2026, subject to the Sponsor and/or its designee depositing additional funds into the Trust Account with a monthly extension fee (the “Monthly Extension Fee”) of $60,000. The amount was initially $230,000 (equivalent to $0.033 per public share). On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. In connection with the vote to approve the reduction of the Monthly Extension Fee, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $40,447,071. If we are unable to consummate our initial business combination within the Prescribed Time Frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

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

Results of Operations

Our entire activity since inception up to September 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective target for our initial business combination and activities in support of consummating our initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the amount held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended September 30, 2025, we had net income of $453,501, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $690,097, partially offset by formation and operating expenses of $236,596.

For the three months ended September 30, 2024, we had a net income of $488,327, which consisted of interest and dividends income earned in investments held in Trust Account of $891,298, partially set-off by formation and operating costs of $402,971.

For the nine months ended September 30, 2025, we had a net income of $1,620,825, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $2,172,140, partially offset by formation and operating expenses of $551,315.

For the nine months ended September 30, 2024, we had a net income of $432,463, which consisted of interest and dividends income earned in investments held in Trust Account of $989,243, partially offset by formation and operating costs of $556,780.

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

For the nine months ended September 30, 2025, net cash used in operating activities was $400,496. Net income of $1,620,825 was mainly impacted by interest and dividends earned on cash and investments held in the trust account of $2,172,140.

As of September 30, 2025, we had cash and investments held in the Trust Account of $32,584,205. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $18,751 held outside of the Trust Account. We intend to use the funds loaned to us under the 2024 Note (defined below) and the funds held outside the Trust Account primarily to complete the proposed GFT Business Combination or if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and is due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. On August 21, 2025, we and our Sponsor agreed to amend and restate the 2024 Note to solely raise the principal balance from $1,000,000 to $1,200,000 (the “Amended 2024 Note”). Other than the increased principal amount, the Amended 2024 Note has the same terms as the 2024 Note. As of September 30, 2025, there was $1,170,351 outstanding under the Amended 2024 Note. The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable.

In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. As of September 30, 2025 and December 31, 2024, the extension loan balance was $60,000 and $0, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

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

Amended 2024 Note

On August 21, 2025, the Company and Sponsor agreed to amend and restate the August 2024 Promissory Note to solely raise the principal balance from $1,000,000 to $1,200,000 (the “Amended Note”). Other than the increased principal amount, the Amended Note has the same terms as the 2024 Note.

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

On August 26, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtained approval by ordinary resolution, the reduction of the monthly fee payable by the Company’s sponsor and/or its designee into the trust account to extend the date by which the Company must consummate its initial business combination from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026. On each of September 19, 2025, and October 20, 2025, the Company deposited $60,000 respectively into the Trust Account in order to extend the amount of available time to complete a business combination until November 20, 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management intends to implement measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended Promissory Note, dated August 21, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: October 30, 2025		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principal Financial Officer)