Form 10-K
period 2025-12-31
Flag Ship Acquisition Corp
filed 2026-05-29
CIK 1850059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares and aggregate market value of common stock held by non-affiliates as of June 30, 2025 were 6,900,000 and approximately $71,967,000 respectively (based upon a per share closing price of $10.43 on June 30, 2025).

As of May 29, 2026, there were 5,025,517 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to the 1,725,000 ordinary shares initially purchased by our sponsor in a private placement purchase prior to our initial public offering;

●	“GRT” are to Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong;

●	“GFT” are to Great Future Technology Inc., a Cayman Islands exempted company limited by shares; “GFT Merger Sub” are to GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT;

●	“IPO” are to our initial public offering completed on June 20, 2024;

●	“ordinary shares” are to our ordinary shares, par value $0.001 per share, which include the public shares as well as the private placement shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board;

●	“PRC” or “China” are to the People’s Republic of China, including the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“Prescribed Time Frame” are to the time period within which we must complete our initial business combination, which is currently up to June 20, 2026 in accordance with our Amended and Restated Memorandum and Articles of Association, which may be accomplished only if the sponsor deposits additional funds into the trust account as described in this Annual Report;

●	“private placement units” are to our private sale, simultaneously with the closing of the IPO, to our sponsor of an aggregate of 238,000 placement units, including 18,000 units as a result of the underwriters’ exercise of its over-allotment option at a purchase price of $10.00 per unit;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement units” are to the units issued to our sponsor and/or its designees in a private placement simultaneously with the closing of the IPO;

●	“public rights” are to the rights sold as part of the units in the IPO (whether they are subscribed for the initial public offering or acquired in the open market);

●	“public shares” are to our ordinary shares offered as part of the units in the IPO (whether they were subscribed for in the IPO or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public units” are to the units sold in the IPO (whether they are subscribed for in the initial public offering or acquired in the open market);

●	“rights” are to our rights, which include the public rights as well as the private placement rights;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Whale Management Corporation, a British Virgin Islands exempted company;

●	“trust account” are to the trust account established for the benefit of our public shareholders with Wilmington Trust, National Association, acting as trustee; and

●	“we,” “us,” or “our company” are to Flag Ship Acquisition Corporation, a Cayman Islands exempted company.

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

At December 31, 2025, the Company had a working capital deficit of $1,438,801, which excludes the amount of $33,080,038 of cash and investments held in the trust account within non-current assets, and the amount of $1,725,000 for deferred underwriting commissions within non-current liabilities.

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

Proposed Business Combination

Great Rich Technologies Limited

On October 21, 2024, Flag Ship Acquisition Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Rich Technologies Limited, a public limited company incorporated under the laws of Hong Kong, and GRT Merger Star Limited, a Cayman Islands company limited by shares and a wholly-owned subsidiary of GRT (“Merger Sub”).

The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on October 23, 2024. Other than as specifically discussed, this Annual Report does not assume the closing of the transactions contemplated by the Merger Agreement. On February 28, 2025, Flag Ship, GRT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

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

Great Future Technology Inc.

On April 18, 2025, Flag Ship entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The Merger Agreement replaces and supersedes the GRT Merger Agreement described above. The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on April 22, 2025. On December 11, 2025, Flag Ship, GFT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from December 31, 2025 to June 20, 2026.

On May 3, 2026, pursuant to the GFT Merger Agreement, the parties to the Merger Agreement entered into a Mutual Termination of Agreement (the “GFT Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the GFT Merger Agreement. The GFT Termination Agreement also provides for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GFT Merger Agreement. No party will be required to pay a termination fee as a result of the mutual decision to enter into the GFT Termination Agreement.

Bluechip & Co. Holdings

On May 8, 2026, Flag Ship Acquisition Corporation entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempt company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provides for an exclusive negotiation period, during which the Company is conducting due diligence on Bluechip and the parties are negotiating the terms of a definitive agreement. The parties have agreed to a ninety (90) day period of mutual exclusivity, which may be extended under certain conditions specified in the Letter of Intent. The Letter of Intent includes binding provisions regarding exclusivity and other related transaction provisions governing the parties’ negotiations. The Proposed Transaction remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated.

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

Initial Business Combination Timeframe and Nasdaq Rules

We completed our initial public offering on June 20, 2024. Pursuant to our Amended and Restated Memorandum and Articles of Association, we initially had until 12 months from June 20, 2024, or 15 months if we entered into a business combination agreement within 12 months from the closing of the IPO, to consummate our initial business combination, with nine (9) available one-month extension periods (for a total of up to 21 or 24 months), subject to the Sponsor depositing funds into the Trust Account for each extension. On August 26, 2025, the Company’s shareholders approved an extension fee reduction proposal to reduce the monthly extension fee payable by the Company’s Sponsor and/or its designee from $0.033 per each outstanding public share to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. In connection with that shareholder vote, holders of 3,837,483 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.47 per share. As a result, 3,062,517 public shares remained unredeemed. Since September 20, 2025, the Sponsor has been depositing the $60,000 monthly extension fee, and the current deadline to consummate our initial business combination is June 20, 2026.

The Company intends to hold an Extraordinary General Meeting on June 11, 2026 at which shareholders will vote on a proposal (the “Extension Proposal”) to further amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the deadline to consummate an initial business combination for up to twelve (12) additional one-month periods, from June 20, 2026 to June 20, 2027 (the “Extended Date”). If the Extension Proposal is approved, the Sponsor and/or its designee will deposit into the Trust Account, for each additional one-month extension, the lesser of (i) $60,000 for all remaining public shares and (ii) $0.033 for each remaining public share, with the first deposit required by June 20, 2026 and each subsequent deposit required by the 20th day of each succeeding month. If the Extension Proposal is not approved and we do not consummate a business combination by June 20, 2026, we will cease all operations and redeem 100% of the outstanding public shares.

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

Financial Position

As of December 31, 2025, we had approximately $33,080,038 in investments held in the trust account assuming no further redemptions and before payment of up to $1,725,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination. With funds available for a business combination in trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Additionally, because we are a public company or because a target business may be an attractive investment opportunity for third parties or be financially financeable through a third-party traditional lender, we may be able to obtain additional financing from third parties in a financing to satisfy cash needs of any target and its shareholders. Because we are able to complete our initial business combination using our cash, debt or equity securities, or additional financings or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business and its shareholders to fit their needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 39% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increases from the deposit of additional extension fees in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Annual Report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We were incorporated in 2018 under the laws of the Cayman Islands and are a blank check company with no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may not be able to complete an initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Furthermore, although we currently do not have any People’s Republic of China (“PRC”) subsidiary or China operations, the majority of our executive officers and directors are located in, or have significant ties to, PRC, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC or Hong Kong.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

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

As of December 31, 2025, we had working capital deficit of $1,438,801, which indicated a lack of liquidity we needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting, and auditing compliance), as well as expenses in connection with our initial business combination. We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. The current deadline to consummate a business combination is June 20, 2026; however, the Company has called an Extraordinary General Meeting for June 11, 2026 at which shareholders will vote on a proposal to extend this deadline for up to twelve (12) additional one-month periods to June 20, 2027. There can be no assurance that the proposal to extend the period within which we must consummate an initial business combination will be approved or that a business combination will be consummated within any extended period. If the Extension Proposal is not approved and we do not consummate a business combination by June 20, 2026, under our Amended and Restated Memorandum and Articles of Association we must cease all operations, redeem the outstanding public shares and thereafter liquidate and dissolve. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our management has concluded that our disclosure controls and procedures were not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is also required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures on a quarterly basis. We have reported that our management concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. See “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after the IPO, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 39% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to our initial shareholder’s founder shares, we would need only 549,759, or approximately 18%, of the 3,062,517 currently outstanding public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

Under our current Amended and Restated Memorandum and Articles of Association, we have a total of 24 months from the closing of the IPO (if we extend the period of time to consummate a business combination) to complete our initial business combination, subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees as set out elsewhere in this Annual Report, subject to amendment from time to time. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsors or their affiliates or designees must deposit into the trust account. Any such payments would be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our initial business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination.

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

Under our current Amended and Restated Memorandum and Articles of Association, we initially had 15 months from the closing of our IPO to complete an initial business combination. Further, if we were unable to close an initial business combination by such date, our Amended and Restated Memorandum and Articles of Association provides that our sponsor may request that we extend the latest time for completion of initial business combination up to 9 times, each by an additional one month, subject to our sponsor depositing additional funds into the trust account (the “Extension of Time Request.”)

If our sponsor does not further extend the deadline for completing of an initial business combination by depositing the requisite amount in the trust account as stipulated or if we have not completed our initial business combination within the deadline, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive the cash held in the trust account and our rights will also expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares outside of the redemption offer in compliance with the conditions set forth in SEC Tender Offer Rules and Schedules Compliance and Disclosure Interpretation 166.01 in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. See “Item 1. Business—Permitted Purchases of Our Securities” on page 9 for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

Of the net proceeds of the IPO and the sale of the private placement units and after payment of estimated offering expenses, only approximately $500,000 was available to us initially outside the trust account to fund our working capital requirements. On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow funds. The 2024 Note bears no interest and was due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. On August 21, 2025, Flag Ship and the Sponsor agreed to amend and restate the 2024 Note to increase the maximum principal amount from $1,000,000 to $1,200,000 and on January 28, 2026, Flag Ship and the Sponsor agreed to further amend and restate the 2024 Note to raise the principal balance to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which we consummate our initial business combination. As of December 31, 2025, there was $1,446,751 outstanding under the 2024 Note. If we are required to seek additional capital, we would need to borrow additional funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive the funds in trust account on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than such redemption price.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for an initial business combination transaction. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

If we enter into a definitive agreement for a business combination, in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the business combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to us. In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

Our sponsor currently owns approximately 39% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination.

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

As of December 31, 2025, we had approximately $33.08 million held in the Trust Account (including deferred underwriting commissions of approximately $1.725 million and before fees and expenses associated with our initial business combination).

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination, even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which currently beneficially owns approximately 39% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Due to the low price our sponsor paid for the founder shares, our sponsor stands to make a substantial profit even if a Business Combination subsequently declines in value or is unprofitable for our Public Shareholders.

As a result of the low acquisition cost of our founder shares, our sponsor could make a substantial profit even if we select and consummate a business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into a business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

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

If we complete our initial business combination, a majority of our directors and officers of the surviving entity may reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

Risks Related to Acquiring or Operating Businesses in the PRC

We do not currently operate in the PRC. However, our sponsor and members of our board of directors and management have significant business ties to the PRC and Hong Kong, and certain members of our board of directors and management are based in or are residents of the PRC or Hong Kong. Further, we may decide to pursue an initial business combination with a company that has a physical presence or other significant ties to the PRC. As a result, in the future we may be subject to risks related to the PRC as discussed below.

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

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government agency such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited. Our sponsor, Whale Management Corporation, is controlled by our Chairman and Chief Executive Officer Matthew Chen, who is a U.S. citizen. However, our sponsor has substantial ties with certain non-U.S. individuals. Our sponsor currently owns approximately 39% of our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, the Committee on Foreign Investment in the United States (“CFIUS”) is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings.

If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. As a result, this may limit the pool of acquisition candidates we may acquire in the United States, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the United States relative to such other companies. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

If we undertake a business combination with a China based business, our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, cyber security, environmental regulations, land use rights, property and other matters. The central or local governments of jurisdictions such as China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

If, for example, our potential initial business combination is with a target business operating in the PRC, and if the New Measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. In addition, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to cybersecurity review. Therefore, we may avoid searching for a company which could be deemed as a network platform operator and possesses information of more than one million users.

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

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and the local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from the CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

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

Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

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

Following a business combination with one or more PRC based entities, any transfer of funds by us to any PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the MOFCOM in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us or our affiliated entities, if any, to our PRC subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to capitalize on PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our businesses.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China, after which the operating companies in China upon consummation of the business combination will receive substantially all of their revenues in Renminbi. In that case, the combined company may rely on dividend payments from its PRC subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of the SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

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

We may consummate a business combination with a target business based in and primarily operating in China through subsidiaries in China,. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

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

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

Item 3. Legal Proceedings

As of December 31, 2025, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

Shareholders of Record

Assuming all units have been separated into ordinary shares and rights, at December 31, 2025, there were 5,025,517 ordinary shares issued and outstanding held by two shareholders of record, and there were 7,138,000 of our rights issued and outstanding and held by two shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Transaction costs related to our IPO amounted to $3,448,233, consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs. A total of $69,000,000, comprised of $67,545,000 of the proceeds from the IPO (which amount includes up to $1,725,000 of the underwriter’s deferred discount) and $1,455,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Proposed Business Combination with GFT

On October 21, 2024, we entered the Merger Agreement for the Proposed GRT Business Combination with GRT and Merger Sub. On February 28, 2025, the parties to the Merger Agreement entered into the First Amendment to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from February 28, 2025 to August 28, 2025.

On April 18, 2025, pursuant to the GRT Merger Agreement, the parties to the GRT Merger Agreement entered into a Mutual Termination Agreement (the “GRT Termination Agreement”) to terminate the GRT Merger Agreement. The GRT Termination Agreement also provided that each other agreement among the parties relating to the GRT Merger Agreement is automatically terminated concurrently with the termination of the GRT Merger Agreement. The GRT Termination Agreement also provided for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GRT Merger Agreement. No party will be required to pay a termination fee as a result of the mutual decision to enter into the GRT Termination Agreement.

On April 18, 2025, Flag Ship entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“GFT”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaced and superseded the GRT Merger Agreement described above. The GFT Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on April 22, 2025. On December 11, 2025, Flag Ship, GFT and Merger Sub entered into the first amendment to the Merger Agreement to amend Section 10.01 of the GFT Merger Agreement to extend the Outside Date defined thereunder from December 31, 2025 to June 20, 2026.

On May 3, 2026, pursuant to the GFT Merger Agreement, the parties to the GFT Merger Agreement entered into a Mutual Termination of Agreement (the “GFT Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the GFT Merger Agreement. The GFT Termination Agreement also provided for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GFT Merger Agreement. No party will be required to pay a termination fee as a result of the mutual decision to enter into the GFT Termination Agreement.

Letter of Intent

On May 8, 2026, the Company entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempt company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provides for an exclusive negotiation period, during which the Company is conducting due diligence on Bluechip and the parties are negotiating the terms of a definitive agreement. The parties have agreed to a ninety (90) day period of mutual exclusivity, which may be extended under certain conditions specified in the Letter of Intent. The Letter of Intent includes binding provisions regarding exclusivity and other related transaction provisions governing the parties’ negotiations. The Proposed Transaction remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated.

Extensions of Time Period

Flag Ship originally had until September 20, 2025 to consummate a business combination. However, our Sponsor was allowed to extend the time frame for us to complete a business combination by up to an additional 9 months (for a total period of up to 24 months from our initial public offering) provided that it (or its designee) deposits the required amount of funds into the Trust Account for each monthly extension. Holders of our securities do not have to right to approve or disapprove any such monthly extension. Further, holders of our securities do not have the right to seek or obtain redemption in connection with any such extension.

In order to extend the time available for Flag Ship to consummate a Business Combination, the Sponsor or its affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, Flag Ship held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtained shareholder approval of the reduction of the monthly fee payable to extend the date by which it must consummate its initial business combination from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026. Extension payments have been deposited into the Trust Account covering extensions through June 20, 2026. In connection with the vote to approve the reduction of the Monthly Extension Fee, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $40,447,071. If we are unable to consummate our initial business combination within the prescribed time frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

In connection with the pending expiration of the current deadline to consummate an initial business combination, the Company anticipates holding an extraordinary general meeting on June 11, 2026 to seek shareholder approval of a proposal to extend the deadline to consummate a business combination for up to twelve (12) additional one-month periods, from June 20, 2026 to June 20, 2027.

Results of Operations

Our entire activity from inception up to June 20, 2024 was in preparation for the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of business combination candidates and, through May 3, 2026, negotiating and pursuing a business combination with GRT and subsequently GFT, each of which was terminated. The Company is currently engaged in exclusive negotiations with Bluechip & Co. Holdings pursuant to a Letter of Intent relating to a potential business combination and is conducting due diligence in connection therewith. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest and dividends earned in cash and investments held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had net income of $1,828,909, which consisted of interest and dividends earned in cash and investments held in the Trust Account of $2,487,973, offset by expenses of $659,064.

For the year ended December 31, 2024, we had net income of $909,838, which consisted of interest and dividends earned in cash and investments held in the Trust Account of $1,799,136, offset by expenses of $889,298.

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

In connection with the vote to approve the reduction of the Monthly Extension Fee at our Extraordinary General Meeting held on August 26, 2025, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $40,447,071.

For the year ended December 31, 2025, net cash used in operating activities was $479,096. Net income of $1,828,909 was mainly impacted by interest and dividends earned in cash and investments held in the Trust Account of $2,487,973.

At December 31, 2025, we had cash and investments held in the Trust Account of $33,080,038. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $6,551 held outside of the Trust Account and a working capital deficit of $1,438,801. We intend to use the funds from the 2024 Note (defined below) and the funds held outside the Trust Account primarily to identify and evaluate alternative target businesses, including conducting due diligence on Bluechip & Co. Holdings pursuant to the Letter of Intent entered into on May 8, 2026, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and was initially due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable. On August 21, 2025, Flag Ship and the Sponsor agreed to amend and restate the 2024 Note to increase the maximum principal amount from $1,000,000 to $1,200,000. On January 28, 2026, the Company and the Sponsor agreed to further amend and restate the 2024 Note (the “Second Amended Note”) to raise the principal balance to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. Other than the foregoing terms, the Second Amended Note has the same terms as the 2024 Note. As of December 31, 2025, there was $1,446,751 outstanding under the Second Amended Note.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated. In addition, if the Company is unable to complete a Business Combination within the requisite time period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the period of time provided for by its Amended and Restated Memorandum and Articles of Association. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 30, 2024, the Company issued the 2024 Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The 2024 Note bears no interest and is repayable in full upon the earlier of consummation of the initial business combination of the Company or December 31, 2025. On January 28, 2026, the Company and the Sponsor agreed to amend and restate the 2024 Note (the “Second Amended Note”) to raise the principal balance from $1,000,000 to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. The issuance of the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC, as amended, in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $60,000 on or prior to the date of the applicable deadline.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of December 31, 2025, offering costs amounted to $3,448,233 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $343,233 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the estimated fair values of the public shares and public rights at the date of issuance.

Recent Accounting Standard

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2025, the Company made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Matthew Chen	53	Chairman and Chief Executive Officer
Luhuan Zhong	36	Chief Financial Officer
Shan Cui	52	Director
Pai Liu	39	Director
Wen He	59	Director

Matthew Chen. Mr. Chen age 53, has served as a director and our Chief Executive Officer and Chairman since February 2021. Mr. Chen has served as the Managing Director of Darong Hechuang (Guangdong) International Investment Corp. since May 2022. Mr. Chen served as Chairman and Chief Executive Officer of Longevity Acquisition Corporation, which is a SPAC entity, from June 2018 to October 2020 and subsequently as Chief Financial Officer of Longevity Acquisition Corporation from October 2020 to March 2021. From January 2018 to July 2021, Mr. Chen served as Vice President of XiaoMingTaiJi Anime Limited Co., where Mr. Chen is mainly responsible for equity investment, acquisitions and corporate financing. From 2011 to January 2018, Mr. Chen served as the global head of the credit derivative market making platform at JP Morgan’s London branch. From 2008 to 2011, Mr. Chen served as the Asia credit derivative risk analysis manager at JP Morgan’s Hong Kong branch. From 2005 to 2008, Mr. Chen served as Managing Director at Bear Stearns, responsible for the firm’s equity derivative strategic product development. From 2003 to 2005, Mr. Chen served as Vice President at Realty Data Corp. an independent mortgage data provider. From 1998 to 2003, Mr. Chen served as Senior Manager at Imagine Software, a quantitative financial model provider. Mr. Chen holds a BS from Florida State University and MS Degree of Computer Science from New York University. We believe Mr. Chen is qualified to serve as a director because of his extensive financial and operations experience and the extensive network he has established throughout his career, as well as his familiarity with blank check companies.

Luhuan (Lou) Zhong. Mr. Zhong, age 36, has served as our Chief Financial Officer/Principal Accounting Officer since February 2021. He serves as a consultant to Venus Acquisition Corporation, from February 2021 to December 2022, and Longevity Acquisition Corporation from October 2019 to February 2021, and he previously served as a consultant for Greenland Acquisition Corporation from October 2018 to October 2019. From September 2015 to October 2018, Mr. Zhong served as the project manager of Haitong Securities Co. Ltd. From September 2012 to September 2015, Mr. Zhong served as senior auditor in Shanghai office of Deloitte Touche Tohmatsu CPA LLP. Mr. Zhong obtained his bachelor’s degree of finance from Macquarie University in 2010 and his master’s degree in finance from University of Technology, Sydney in 2012.

Shan Cui. Ms. Cui, age 52, joined our board in February 2021. She is serving as the independent director of Venus Acquisition Corporation since February 2021, and Chief Financial Officer of Global Star Acquisition, Inc., a special purpose acquisition company that closed its initial public offering September 2022. Previously, Ms. Cui served as an independent director of WiMi Hologram Cloud Inc. from June 2020 to May 2021, and Addentax Group Corp. from April 2020 to April 2021. Previously, Ms. Cui served as independent director for Greenland Acquisition Corporation from May 2021 to October 2019. She has been the Executive Director of First Capital International Limited since 2010 and provided consulting services for private equity companies and venture capital companies. From February 2011 to February 2013, she served as the Chief Financial Officer of Lizhan Environmental Corporation, a Nasdaq-listed company engaged in the business of green leather material.

Pai Liu. Mr. Pai Liu, age 39, has served as a director since February 2021. He has served as a member of the Board of Directors of Longevity Acquisition Corporation since December 2019. Mr. Liu has served as chief executive officer of Wuhan Dacheng Equity Investment Fund Management Company since July 2016. From December 2014 to April 2016, Mr. Liu was a senior associate of Deloitte in China. From September 2013 to October 2014, Mr. Liu served as a senior associate of Mazars Group in China. From October 2011 to September 2013, Mr. Liu served as an associate of PricewaterhouseCoopers in its Shanghai office and was involved in the auditing of large and medium-sized foreign enterprises. Mr. Liu earned his master’s degree in accounting & finance from Leeds University in the United Kingdom and received a bachelor’s degree in finance from the South Central University for Nationalities in China. We believe Mr. Liu is qualified to serve as a director because of his extensive management and auditing experience, and his familiarity with blank check companies.

Wen He. Mr. Wen He, age 59, has served as a director since February 2024. Mr. He is an experienced professional who has 26 years of experience in Internet, Internet-of-Things, IT and software industry. Mr. He also has over 10 years of experience in investment and M&A, with a focus on fund raising, investment management, equity and bond financing and Fin-tech (e.g. Internet, Internet-of-Things, Blockchain). Mr. He oversaw and participated in multiple investments, listings and asset restructurings in a number of industries including: renewable energy, new material, sustainability, healthcare and high-tech. Mr. He currently serves as an independent director of Alphatime Acquisition Corp., a special purpose acquisition company listed on Nasdaq. Mr. He also serves as the Vice Manager of Dr. Peng Cloud Computing Ltd. and the President of Haijuhuiren Holding Group. Mr. He served as the Operation Director of Xunye Group, one of the earliest Internet companies in China. Mr. He served as the Vice President of Shenzhen Longmai Information Co., Ltd., and President and Technology Director of Naoku Technology Holding Group. In 2001, Mr. He co-founded OP.CN, the predecessor company of Qvod Player, with Xin Wang and served as its Chairman. Mr. He served as the Executive Director of Guangdong Gaohe Financial Leasing Co., Ltd. and the independent director of China Oil Gangran Energy Group Holdings Limited (08132.HK). Mr. He holds an MBA from Columbia Southern University and a Bachelor Degree from Hunan Normal University. Mr. He holds a PMP and ICAA.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”). The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is incorporated by reference as Exhibit 19 to this annual report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our Amended and Restated Memorandum and Articles of Association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination before the Deadline Date. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Matthew Chen	Darong Hechuang (Guangdong) Investment Corp.	Investment	Managing Director

Luhuan Zhong	N/A	N/A	N/A

Shan Cui	Capital First International	Financial Service	CEO

Pai Liu	Wuhan Dacheng Equity Investment Fund Management Company	Private Equity	CEO

Wen He	Alphatime Acquisition Corp.	Special Purpose Acquisition Company	Independent Director

	Dr. Peng Cloud Computing Ltd.	Internet technology	Vice Manager

	Haijuhuiren Holding Group	Investment	President

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. EXECUTIVE COMPENSATION.

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment. No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2025.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 13, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, the percentage ownership is based on 5,025,517 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of May 13, 2026. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Ordinary Shares(3)
Sponsor, directors and officers
Whale Management Corporation(2)	1,963,000	39.06%
Matthew Chen(2)	1,963,000	39.06%
Luhuan Zhong(3)	-	-
Pai Liu(3)	-	-
Shan Cui(3)	-	-
Wen He(3)	-	-
All directors and officers as a group (five individuals)	1,963,000	39.06%

Other 5% or greater beneficial owners
W.R. Berkley Corporation and Berkley Insurance Company(4)	434,420	8.6%
Mizuho Financial Group, Inc.(5)	718,470	14.30%
Cowen and Company, LLC(6)	543,055	10.81%
Karpus Investment Management(7)	738,600	14.70%
CVI Investments, Inc(8)	306,569	6.1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 26 Broadway, Suite 934, New York, NY 10004.
(2)	Represents 1,725,000 founder ordinary shares and 238,000 private placement ordinary shares held by Whale Management Corporation, our sponsor. Each of our officers and directors is a shareholder of our sponsor; however, only our Chairman have voting securities in our sponsor and are the sole directors of our sponsor and have the power to vote or dispose of the securities. The address for our sponsor is Room 156, 4F, Gate B, Shimao Tower, 92A Jianguo Lu, Chaoyang District, Beijing, China.
(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(4)	Based on information contained in a Schedule 13G filed on May 7, 2026. Address or principal business office is 475 Steamboat Road, Greenwich, CT 06830.
(5)	Based on information contained in a Schedule 13G/A filed on August 13, 2025. Address or principal business office is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.
(6)	Based on information contained in the Schedule 13G filed on November 13, 2024. Address or principal business office is 599 Lexington Avenue, New York, NY 10022.
(7)	Based on information contained in the Schedule 13G filed on October 7, 2025. Address or principal business office is 183 Sully’s Trail, Pittsford, New York 14534.
(8)	Based on information contained in the Schedule 13G filed on May 19, 2026. Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over the shares reported as beneficially owned by CVI Investments, Inc. herein. Address or principal business office of CVI Investments is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman KY1-1104 Cayman Islands.

Our founders beneficially own approximately 39.06% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2025, our directors, executive officers, and ten percent shareholders complied with all Section 16(a) filing requirements.

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

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On August 30, 2024, we issued the 2024 Note for up to $1,000,000 to our Sponsor which was due the earlier of the closing of our initial business combination and December 31, 2025. On August 21, 2025, the Company and Sponsor agreed to amend and restate the 2024 Note to solely raise the principal balance from $1,000,000 to $1,200,000. Subsequently, on January 28, 2026, the Company and Sponsor agreed to amend and restate the 2024 Note to further raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. Related party loan balance as of December 31, 2025 was $1,446,751. The issuance of the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Payment to an affiliate of our sponsor (Whale Management Corporation) of $10,000 per month, for up to 24 months (assuming we extend the period of time to compete a business combination), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of up to an aggregate of $2,000,000 in loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units) at the option of the lender.

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

Item 14. Principal Accountant Fees and Services.

MaloneBailey LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to MaloneBailey for services rendered for each of years ended December 31, 2025 and 2024.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC totaled $189,619 and $133,928 for the years ended December 31, 2025 and 2024, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for any audit-related fees for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay MaloneBailey for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay MaloneBailey for other services for the years ended December 31, 2025 and 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

Exhibit No.	Description
1.1	Underwriting Agreement between Registrant and Lucid Capital Markets.(1)
2.1	Merger Agreement dated as of April 18, 2025, by and among Flag Ship Acquisition Corporation, Great Future Technology Inc. and GFT Merger Sub Limited. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on April 22, 2025.
2.2	First Amendment to Merger Agreement dated December 11, 2025, by and among Flag Ship Acquisition Corporation, Great Future Technology Inc. and GFT Merger Sub Limited. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 12, 2025.
3.1	Amended and Restated Articles of Association dated as of June 17, 2024.(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Right Certificate(2)
4.4	Rights Agreement between Vstock Transfer LLC and the Company, dated as of June 17, 2024(1)
4.5	Description of Registrant’s Securities.*
10.1	Letter Agreement among the Company and its officers, directors and Whale Management Corporation, dated June 17, 2024.(1)
10.2	Administrative Support Agreement by and between the Company and Whale Management Corporation dated June 17, 2024.(1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated June 17, 2024.(1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as June 17, 2024.(1)
10.5	Private Placement Unit Purchase Agreement between the Company and Whale Management Corporation dated June 17, 2024.(1)
10.6	Indemnity Agreement dated as of June 17, 2024 between the Company, its officers and directors.(1)
10.7	Securities Subscription Agreement, dated November 29, 2022, between the Registrant and Whale Management Corporation.(2)
10.8	Promissory Note dated August 30, 2024(3)
10.9	Form of Amended Promissory Note dated August 21, 2025. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 27, 2025
10.10	Form of Amended Promissory Note dated January 28, 2026. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2026
10.11	Mutual Termination Agreement dated May 3, 2026. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 4, 2026.
14.1	Code of Ethics(2)
19.1	Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
21	List of subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Compensation Recovery Policy. Incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on June 21, 2024.
(2)	Filed as an exhibit to the Registrant’s Form S-1 (File No. 333-261028), initially filed with the Commission on November 12, 2021, as amended.
(3)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on September 3, 2024.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 29, 2026.

FLAG SHIP ACQUISITION CORPORATION

By:	/s/ Matthew Chen
Matthew Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Chen	Chief Executive Officer and Chairman	May 29, 2026
Matthew Chen	(Principal Executive Officer)

/s/ Luhuan Zhong	Chief Financial Officer	May 29, 2026
Luhuan Zhong	(Principal Financial Officer)

/s/ Pai Liu	Director	May 29, 2026
Pai Liu

/s/ Wen He	Director	May 29, 2026
Wen He

/s/ Shan Cui	Director	May 29, 2026
Shan Cui

FLAG SHIP ACQUISITION CORPORATION

Financial Statements

For The Years Ended December 31, 2025 and 2024

FLAG SHIP ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flag Ship Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flag Ship Acquisition Corporation, (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

May 29, 2026

FLAG SHIP ACQUISITION CORPORATION

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	December 31, 2024
ASSETS
Current asset:
Cash	$6,551	$76,747
Prepayments and deposits	18,523	95,737
Total current assets	25,074	172,484

Cash and investments held in trust account	33,080,038	70,799,136
TOTAL ASSETS	$33,105,112	$70,971,620

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$17,124	$34,370
Promissory notes – related party	1,446,751	677,851
Total current liabilities	1,463,875	712,221

Deferred underwriting compensation	1,725,000	1,725,000
TOTAL LIABILITIES	3,188,875	2,437,221

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,062,517 and 6,900,000 shares issued and outstanding at redemption value of $10.80 and $10.26 at December 31, 2025 and 2024, respectively	33,080,038	70,799,136

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 3,062,517 and 6,900,000 shares, subject to possible redemption as of December 31, 2025 and 2024, respectively)	1,963	1,963
Accumulated deficit	(3,165,764)	(2,266,700)
Total Shareholders’ deficit	(3,163,801)	(2,264,737)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,105,112	$70,971,620

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024
Formation, general and administrative expenses	$(659,064)	$(889,298)

Other income:
Interest and dividends earned in cash and investments held in Trust Account	2,487,973	1,799,136
Total other income, net	2,487,973	1,799,136

Income before income taxes	1,828,909	909,838

Income taxes	-	-

NET INCOME	$1,828,909	$909,838

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,522,712	3,657,377
Basic and diluted net income per ordinary shares subject to possible redemption	$0.24	$0.17

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,851,153
Basic and diluted net income, ordinary shares attributable to Flag Ship Acquisition Corporation	$0.24	$0.17

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2025	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(2,487,973)	(2,487,973)
Extension funds attributable to ordinary shares subject to redemption		-	-	(240,000)	(240,000)
Net income for the year	-	-	-	1,828,909	1,828,909
Balance as of December 31, 2025	1,963,000	$1,963	$-	$(3,165,764)	$(3,163,801)

	Years ended December 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,725,000	$1,725	$23,275	$(308,006)	$(283,006)
Sale of units in initial public offering, net of offering costs	6,900,000	6,900	65,520,667	-	65,527,567
Sale of units to the founder in private placement	238,000	238	2,379,762	-	2,380,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(64,660,391)	-	(64,667,291)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,231,709	-	3,231,709
Accretion of carrying value to redemption value	-	-	(6,495,022)	(1,069,396)	(7,564,418)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(1,799,136)	(1,799,136)
Net income for the year	-	-	-	909,838	909,838
Balance as of December 31, 2024	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

See accompanying notes to financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,828,909	$909,838
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,487,973)	(1,799,136)
Change in operating assets and liabilities
Deferred offering costs	-	30,000
Prepayments and deposits	77,214	(91,399)
Accrued liabilities	(17,246)	34,370
Due to related party	120,000	40,000
Net cash used in operating activities	(479,096)	(876,327)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	40,447,071	-
Proceeds from extension loan deposited into trust account	(240,000)	-
Proceeds deposited in Trust Account	-	(69,000,000)
Net cash provided by (used in) investing activities	40,207,071	(69,000,000)

Cash flows from financing activities:
Proceed from public offering, net of offering costs	-	67,252,567
Proceed from private placement	-	2,380,000
Redemption of ordinary shares	(40,447,071)	-
Proceeds from promissory note – related party	648,900	637,851
Repayment of promissory note – related party	-	(433,554)
Net cash provided by (used in) financing activities	(39,798,171)	69,836,864

NET CHANGE IN CASH	(70,196)	(39,463)
CASH, BEGINNING OF YEAR	76,747	116,210
CASH, END OF YEAR	$6,551	$76,747

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$64,667,291
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,231,709
Accretion of carrying value to redemption value	$-	$7,564,418
Subsequent remeasurement of ordinary shares subject to possible redemption	$2,487,973	$1,799,136
Extension funds attributable to ordinary shares subject to redemption	$240,000	$-
Accrued underwriting compensation	$-	$1,725,000

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

As of December 31, 2025, the Company had not yet commenced any operations. All activities from inception through December 31, 2025, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), and since the Initial Public Offering, the Company’s evaluation of business combination candidates and efforts to consummate the initial business combination described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust accounts. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing the Initial Public Offering, an amount of $69,000,000 ($10.00 per Public Unit) from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust National Association, acting as trustee. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest and dividends earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within (x) 12 months from the closing of the Initial Public Offering (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination (or up to 21 months, or 24 months if the Event occurs, from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) or (y) such later date after the closing of the Initial Public Offering as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association; or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within (A) 12 months (or 15 months if the Event occurs) from the closing of the Initial Public Offering (or up to 21 or 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination depending on occurrence of the Event) or (B) such later date after the closing of the Initial Public Offering as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association, subject to applicable law.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, subject to increases in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Under its current amended and restated memorandum and articles of association, the Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. As a result, $60,000 is required for each monthly extension.

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

On April 18, 2025, the Company entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaced and superseded the GRT Merger Agreement described above. The GFT Merger Agreement provided, among other things, that the Company would merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of PubCo. The GFT Merger Agreement also contemplated that at the effective time of the merger, (i) each of the Company Shares issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares, if any, would be automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the merger, one (1) Class A ordinary share of PubCo (such shares of PubCo, collectively, “PubCo Class A Ordinary Shares”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the effective time would be cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, PubCo Class A Ordinary Shares in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right.

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

On December 11, 2025, the Company, GFT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from December 31, 2025 to June 30, 2026.

On May 3, 2026, pursuant to the GFT Merger Agreement, the parties to the GFT Merger Agreement entered into a Mutual Termination of Agreement (the “GFT Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the GFT Merger Agreement. The GFT Termination Agreement also provides for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GFT Merger Agreement.

During the fiscal year ended December 31, 2025, on each of September 22, 2025, October 20, 2025, November 12, 2025, and December 17, 2025, the Company deposited $60,000, respectively into the Trust Account in order to extend the amount of available time to complete a business combination until January 20, 2026. Subsequently, during the 2026 fiscal year, the Company deposited an aggregate of $300,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 20, 2026.

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

Going concern consideration

As of December 31, 2025, the Company had cash of $6,551 and a working capital deficit of $1,438,801. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

The Company currently has until 24 months from the closing of the Initial Public Offering to consummate a Business Combination. If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. There is a possibility that business combination might not happen within the prescribed period of time.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash balance of $6,551 and $76,747 as of December 31, 2025 and 2024, respectively. The Company has no cash equivalents as of December 31, 2025 and 2024.

●	Cash and investments held in trust account

As of December 31, 2025, and 2024, the Company had $33,080,038 and $70,799,136, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the years presented.

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, 3,062,517 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

●	Net income per share

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

The net income per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net income	$1,828,909	$909,838

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$1,349,309	$479,600	$604,085	$305,753
Allocation of net income	$1,349,309	$479,600	$604,085	$305,753
Denominators:
Weighted-average shares outstanding	5,522,712	1,963,000	3,657,377	1,851,153
Basic and diluted net income per share	$0.24	$0.24	$0.17	$0.17

●	Related parties

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$33,080,038	$33,080,038	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$70,799,136	$70,799,136	$-	$-

●	Recent accounting pronouncements

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

On August 30, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 (the “August 2024 Promissory Note”). The August 2024 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial business combination. On August 21, 2025, the Company and Sponsor agreed to amend and restate the August 2024 Promissory Note to solely raise the principal balance from $1,000,000 to $1,200,000 (the “Amended Note”) and payable due date change to December 31, 2026. Other than the increased principal amount and payable due date, the Amended Note has the same terms as the August 2024 Promissory Note. On January 28, 2026, the Company and the Sponsor agreed to amend and restate the August 2024 Promissory Note (the “Second Amended Note”) to raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. Other than the foregoing terms, the Second Amended Note has the same terms as the Amended Note.

As of December 31, 2025 and 2024, the principal amount due and owing under the August 2024 Promissory Note was $1,446,751 and $677,851, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Public Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of December 31, 2025 and 2024, the unpaid balance was $160,000 and $40,000, respectively, which is included in promissory notes - related party balance.

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

As of December 31, 2025 and 2024, the Company had no borrowings under the working capital loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2025 and 2024, the extension loan balance was $240,000 and $0, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Yearly Report on Form 10-K.

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 1,963,000 and 1,963,000 ordinary shares issued and outstanding, excluding 3,062,517 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include general and administrative expenses and interest and dividends earned on assets held in Trust Account which are included in the statements of operations.

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

During 2026, the Company deposited an aggregate of $300,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 20, 2026.

On January 28, 2026, the Company and the Sponsor agreed to amend and restate the August 2024 Promissory Note (the “Second Amended Note”) to raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. Other than the foregoing terms, the Second Amended Note has the same terms as the Amended Note.

On May 3, 2026, pursuant to the GFT Merger Agreement, the parties to the GFT Merger Agreement entered into a Mutual Termination of Agreement (the “GFT Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the GFT Merger Agreement. The GFT Termination Agreement also provides for a mutual release of claims among the parties and their affiliates, except for liabilities arising from or relating to any knowing or intentional breach of a representation, a warranty or a covenant of the GFT Merger Agreement.

On May 8, 2026, the Company entered into a Letter of Intent with Bluechip, a Cayman Islands exempt company, in connection with a Proposed Transaction. The Letter of Intent provides for an exclusive negotiation period, during which the Company is conducting due diligence on Bluechip and the parties are negotiating the terms of a definitive agreement. The parties have agreed to a ninety (90) day period of mutual exclusivity, which may be extended under certain conditions specified in the Letter of Intent. The Letter of Intent includes binding provisions regarding exclusivity and other related transaction provisions. The Proposed Transaction remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated.