Form 10-Q
period 2026-03-31
Flag Ship Acquisition Corp
filed 2026-06-05
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of June 5, 2026, the registrant had 5,025,517 ordinary shares, $0.001 par value per share, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026	December 31, 2025
ASSETS
Current asset:
Cash	$1,811	$6,551
Prepayments and deposits	13,967	18,523
Total current assets	15,778	25,074

Cash and investments held in trust account	33,430,500	33,080,038

TOTAL ASSETS	$33,446,278	$33,105,112

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$104,994	$17,124
Promissory notes – related party	1,540,219	1,446,751

Total current liabilities	1,645,213	1,463,875

Deferred underwriting compensation	1,725,000	1,725,000

TOTAL LIABILITIES	3,370,213	3,188,875

Commitments and contingencies

Ordinary shares subject to possible redemption 3,062,517 and 3,062,517 shares issued and outstanding at redemption value of $10.92 and $10.80 on March 31, 2026 and December 31, 2025, respectively	33,430,500	33,080,038

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 3,062,517 and 3,062,517 shares, subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively)	1,963	1,963
Accumulated deficit	(3,356,398)	(3,165,764)

Total Shareholders’ deficit	(3,354,435)	(3,163,801)

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$33,446,278	$33,105,112

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2026	2025
Formation, general and administrative expenses	$(130,634)	$(162,071)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	290,462	739,769
Total other income, net	290,462	739,769

Income before income taxes	159,828	577,698

Income taxes	-	-

NET INCOME	$159,828	$577,698

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,062,517	6,900,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.03	$0.07

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Flag Ship Acquisition Corporation	1,963,000	1,963,000
Basic and diluted net income, ordinary shares attributable to Flag Ship Acquisition Corporation	$0.03	$0.07

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2026
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2026	1,963,000	$1,963	$-	$(3,165,764)	$(3,163,801)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(290,462)	(290,462)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(60,000)	(60,000)

Net income	-	-	-	159,828	159,828

Balance as of March 31, 2026	1,963,000	$1,963	$-	$(3,356,398)	$(3,354,435)

	For the three months ended March 31, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2025	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(739,769)	(739,769)

Net income	-	-	-	577,698	577,698

Balance as of March 31, 2025	1,963,000	$1,963	$-	$(2,428,771)	$(2,426,808)

See accompanying notes to unaudited financial statements.

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$159,828	$577,698
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(290,462)	(739,769)
Change in operating assets and liabilities
Prepayments and deposits	4,853	(25,293)
Accrued liabilities	90,712	(26,178)
Due to related party	329	30,000

Net cash used in operating activities	(34,740)	(183,542)

Cash flows from investing activities:
Proceeds from extension loan deposited into trust account	(60,000)	-

Net cash used in investing activities	(60,000)	-

Cash flows from financing activities:
Proceeds from extension loan deposited into Trust Account	60,000	-
Proceeds from promissory note – related party	30,000	142,500

Net cash provided by financing activities	90,000	142,500

NET CHANGE IN CASH	(4,740)	(41,042)

CASH, BEGINNING OF PERIOD	6,551	76,747

CASH, END OF PERIOD	$1,811	$35,705

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension funds attributable to ordinary shares subject to redemption	$60,000	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$290,462	$739,769

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

As of March 31, 2026, the Company had not yet commenced any operations. All activities from inception through March 31, 2026, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), and since the Initial Public Offering, the Company’s evaluation of business combination candidates and efforts to consummate the initial business combination described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust accounts. The Company has selected December 31 as its fiscal year end.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On April 18, 2025, the Company entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaced and superseded the GRT Merger Agreement described above. Pursuant to the GFT Merger Agreement, among other things, the Company would have merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of PubCo. The GFT Merger Agreement also contemplated that at the effective time of the merger, (i) each of the Company Shares issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares, if any, would have been automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the merger, one (1) Class A ordinary share of PubCo (such shares of PubCo, collectively, “PubCo Class A Ordinary Shares”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the effective time would have been cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, PubCo Class A Ordinary Shares in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On December 11, 2025, the Company, GFT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from December 31, 2025 to June 30, 2026.

From September 2025 to May 2026, the Company has caused an aggregate amount of $540,000 to be deposited into the Trust Account to extend the amount of available time to complete a business combination until June 20, 2026.

On May 3, 2026, the Company and GFT mutually terminated the GFT Merger Agreement pursuant to a Mutual Termination Agreement (the “GFT Termination Agreement”). The GFT Termination Agreement provides for a mutual release of claims among the parties. No termination fee was payable by either party.

On May 8, 2026, the Company entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempt company, pursuant to which the parties intend to negotiate a business combination transaction. The Letter of Intent provides for a 90-day exclusive negotiation period. See Note 9 for further information.

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

Going concern consideration

As of March 31, 2026, the Company had cash of $1,811 and a working capital deficit of $1,629,435. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The current business combination deadline is June 20, 2026. The Company intends to seek shareholder approval at the June 11, 2026 Extraordinary General Meeting to extend the deadline by up to twelve additional monthly periods through June 20, 2027, though there can be no assurance such extension will be approved. These factors further contribute to the substantial doubt regarding the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $1,811 and $6,551 as of March 31, 2026, and December 31, 2025, respectively. The Company has no cash equivalents as of March 31, 2026, and December 31, 2025.

●	Cash and investments held in trust account

As of March 31, 2026, and December 31, 2025, the Company had $33,430,500 and $33,080,038, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the unaudited statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 3,062,517 and 3,062,517 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

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

The net income per share presented in the unaudited statements of operations is based on the following:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net income	$159,828	$577,698

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Numerators:
Allocation of net income including carrying value to redemption value	$97,398	$62,430	$449,748	$127,950
Allocation of net income	$97,398	$62,430	$449,748	$127,950
Denominators:
Weighted-average shares outstanding	3,062,517	1,963,000	6,900,000	1,963,000
Basic and diluted net income per share	$0.03	$0.03	$0.07	$0.07

●	Related parties

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$33,430,500	$33,430,500	$-	$-

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$33,080,038	$33,080,038	$-	$-

●	Recent accounting pronouncements

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On August 30, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 (the “August 2024 Promissory Note”). The August 2024 Promissory Note is non-interest bearing and was payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial business combination. On August 21, 2025, the Company and Sponsor agreed to amend and restate the August 2024 Promissory Note solely to raise the principal balance from $1,000,000 to $1,200,000 (the “Amended Note”). Other than the increased principal amount, the Amended Note has the same terms as the August 2024 Promissory Note. On January 28, 2026, the Company and the Sponsor agreed to further amend and restate the August 2024 Promissory Note (the “Second Amended Note”) to raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date thereof to be the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates its initial business combination. Other than the foregoing terms, the Second Amended Note has the same terms as the Amended Note.

As of March 31, 2026, and December 31, 2025, the principal amount due and owing under the August 2024 Promissory Note was $1,540,219 and $1,446,751, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of March 31, 2026, and December 31, 2025, the unpaid balance was $190,000 and $160,000, respectively, which is included in promissory notes - related party balance.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of March 31, 2026 and December 31, 2025, the extension loan balance was $300,000 and $240,000, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 1,963,000 and 1,963,000 ordinary shares issued and outstanding, excluding 3,062,517 and 3,062,517 ordinary shares subject to possible redemption, respectively.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include formation, general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account which are included in the unaudited statements of operations.

The key measures of segment profit or loss reviewed by the CODM are interest and dividends earned on cash and investments held in Trust Account and formation, general and administrative expenses. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements, other than as noted below.

All extension fees have been fully deposited in the Trust Account as of the date of this report.

On May 3, 2026, the Company and GFT entered into a Mutual Termination Agreement (the “GFT Termination Agreement”), pursuant to which the parties mutually agreed to terminate the GFT Merger Agreement. The GFT Termination Agreement provides for a mutual release of claims. No termination fee was payable by either party.

On May 8, 2026, the Company entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempt company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provides for a 90-day exclusive negotiation period during which the Company is conducting due diligence on Bluechip and the parties are negotiating the terms of a definitive agreement. The Proposed Transaction remains subject to the completion of due diligence, negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated.

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

Extensions of Time Period

We originally had until September 20, 2025 to consummate a business combination. However, our Sponsor was allowed to extend the time frame for us to complete a business combination by up to an additional 9 months (for a total period of up to 24 months from our initial public offering) provided that it (or its designee) deposits the required amount of funds into the Trust Account for each monthly extension. Holders of our securities do not have to right to approve or disapprove any such monthly extension. Further, holders of our securities do not have the right to seek or obtain redemption in connection with any such extension. Currently, we have up to 24 months from the closing of the IPO, or June 20, 2026, to complete our initial business combination.

In order to extend the time available for Flag Ship to consummate a business combination, the Sponsor or its affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, we held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”), at which the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. The first monthly extension fee was payable by September 20, 2025 and each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026. Extension payments of $60,000 for each monthly extension have been deposited into the Trust Account covering extensions through June 20, 2026. In connection with the vote to approve the reduction of the Monthly Extension Fee, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $40,447,071. If we are unable to consummate our initial business combination within the prescribed time frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

In connection with the pending expiration of the current deadline to consummate an initial business combination, the Company anticipates holding an extraordinary general meeting on June 11, 2026 to seek shareholder approval of a proposal to extend the deadline to consummate a business combination for up to twelve (12) additional one-month periods, from June 20, 2026 to June 20, 2027.

Prior GFT Business Combination Agreement and Proposed Bluechip Transaction

On April 18, 2025, we entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“GFT”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement contemplated, among other things, the Company merging with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GFT.

On December 11, 2025, the parties entered into the First Amendment to the GFT Merger Agreement to extend the Outside Date from December 31, 2025 to June 20, 2026. On May 3, 2026, the Company and GFT mutually terminated the GFT Merger Agreement. No termination fee was payable by either party.

On May 8, 2026, the Company entered into a letter of intent with Bluechip & Co. Holdings, a Cayman Islands exempt company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provides for an exclusive negotiation period, during which the Company is conducting due diligence on Bluechip and the parties are negotiating the terms of a definitive agreement. The parties have agreed to a ninety (90) day period of mutual exclusivity, which may be extended under certain conditions specified in the Letter of Intent. The Letter of Intent includes binding provisions regarding exclusivity and other related transaction provisions governing the parties’ negotiations. The Proposed Transaction remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated.

Results of Operations

Our entire activity since inception up to March 31, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective target for our initial business combination and activities in support of consummating our initial business combination, including negotiating and pursuing a business combination with GRT and subsequently GFT, each of which was terminated. The Company is currently engaged in exclusive negotiations with Bluechip & Co. Holdings pursuant to a Letter of Intent relating to a potential business combination and is conducting due diligence in connection therewith. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the amount held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2026, we had net income of $159,828, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $290,462, partially offset by formation, general and administrative expenses of $130,634.

For the three months ended March 31, 2025, we had net income of $577,698, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $739,769, partially offset by formation, general and administrative expenses of $162,071.

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

For the three months ended March 31, 2026, net cash used in operating activities was $34,740. Net income of $159,828 was mainly impacted by interest and dividends earned on cash and investments held in the trust account of $290,462.

As of March 31, 2026, we had cash and investments held in the Trust Account of $33,430,500. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,811 held outside of the Trust Account and a working capital deficit of $1,629,435. We intend to use the funds loaned to us under the 2024 Note (defined below) and the funds held outside the Trust Account primarily to pursue the proposed business combination with Bluechip & Co. Holdings pursuant to the Letter of Intent entered into on May 8, 2026, and if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “2024 Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The 2024 Note bears no interest and was initially due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. The principal balance may be prepaid at any time. Once an amount is drawn down under the 2024 Note, it shall not be available for future drawdown requests even if prepaid. The 2024 Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the 2024 Note and all other sums payable with regard to the 2024 Note becoming immediately due and payable. On August 21, 2025, we and our Sponsor agreed to amend and restate the 2024 Note to solely raise the principal balance from $1,000,000 to $1,200,000. On January 28, 2026, we and our Sponsor agreed to further amend and restate the 2024 Note (the “Amended 2024 Note”) to raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date to the earlier of (i) December 31, 2026 or (ii) the date on which we consummate our initial business combination. Other than the foregoing terms, the Amended 2024 Note has the same terms as the Amended 2024 Note. As of March 31, 2026, there was $1,540,219 outstanding under the Amended 2024 Note.

In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved the proposal to reduce the extension payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. As of March 31, 2026 and December 31, 2025, the extension loan balance was $300,000 and $240,000, respectively; such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

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

The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited financial statements. The current business combination deadline is June 20, 2026. The Company is seeking shareholder approval at the June 11, 2026 Extraordinary General Meeting to extend the deadline by up to twelve additional monthly periods. There can be no assurance that shareholders will approve such extension. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by the deadline of completing an initial business combination as described above. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2024 Note

On August 30, 2024, the Company issued the 2024 Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The 2024 Note bears no interest and was repayable in full upon the earlier of consummation of the initial business combination of the Company or December 31, 2025. The issuance of the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Amended 2024 Note

On August 21, 2025, the Company and Sponsor agreed to amend and restate the August 2024 Promissory Note to raise the principal balance from $1,000,000 to $1,200,000 (the “Amended Note”). Other than the increased principal amount, the Amended Note has the same terms as the 2024 Note.

Second Amended 2024 Note

On January 28, 2026, the Company and Sponsor agreed to further amend and restate the August 2024 Promissory Note (the “Second Amended 2024 Note”) to raise the principal balance from $1,200,000 to $2,000,000. The Second Amended 2024 Note bears no interest and is repayable in full upon the earlier of (i) December 31, 2026 or (ii) the consummation of the initial business combination of the Company. Other than the increased principal amount and extended maturity date, the Second Amended 2024 Note has the same terms as the Amended 2024 Note. The issuance of the Second Amended 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Extension Payments

Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, we were initially required to deposit into the trust account $230,000 ($0.033 per public share) on or prior to the date of the applicable deadline.

On August 26, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtained approval by ordinary resolution, the reduction of the monthly fee payable by the Company’s sponsor and/or its designee into the trust account to extend the date by which the Company must consummate its initial business combination from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026. The Sponsor has deposited $60,000 monthly into the Trust Account for each extension since September 2025. As of the filing date of this Quarterly Report, extension payments have been made to extend the current deadline through June 20, 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management intends to implement measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on May 29, 2026 and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Second Amended and Restated Promissory Note, dated January 28, 2026. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: June 5, 2026		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2026		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principal Financial Officer)