Form 10-Q
period 2026-06-30
Flag Ship Acquisition Corp
filed 2026-08-14
CIK 1850059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had 3,518,260 ordinary shares, $0.001 par value per share, issued and outstanding.

FLAG SHIP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. Financial Information

Item 1. Financial Statements

FLAG SHIP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$1,300	$6,551
Prepayments and deposits	56,528	18,523
Total current assets	57,828	25,074

Cash and investments held in trust account	34,017,341	33,080,038

TOTAL ASSETS	$34,075,169	$33,105,112

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$65,449	$17,124
Promissory notes – related party	2,053,701	1,446,751
Ordinary shares subject to redemption	16,682,320	-

Total current liabilities	18,801,470	1,463,875

Deferred underwriting compensation	1,725,000	1,725,000

TOTAL LIABILITIES	20,526,470	3,188,875

Commitments and contingencies

Ordinary shares subject to possible redemption 1,555,260 and 3,062,517 shares issued and outstanding at redemption value of $11.15 and $10.80 on June 30, 2026 and December 31, 2025, respectively	17,335,021	33,080,038

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 1,555,260 and 3,062,517 shares, subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	1,963	1,963
Accumulated deficit	(3,788,285)	(3,165,764)

Total Shareholders’ deficit	(3,786,322)	(3,163,801)

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$34,075,169	$33,105,112

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Formation, general and administrative expenses	$(110,045)	$(152,648)	$(270,679)	$(314,719)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	294,999	742,274	585,461	1,482,043
Total other income, net	294,999	742,274	585,461	1,482,043

Income before income taxes	184,954	589,626	314,782	1,167,324

Income taxes	-	-	-	-

NET INCOME	$184,954	$589,626	$314,782	$1,167,324

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	2,731,252	6,900,000	2,895,969	6,900,000
Basic and diluted net income per redeemable ordinary shares	$0.13	$0.09	$0.20	$0.18

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	1,963,000	1,963,000	1,963,000	1,963,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.09)	$(0.02)	$(0.13)	$(0.04)

FLAG SHIP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and six months ended June 30, 2026
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2025 (audited)	1,963,000	$1,963	$-	$(3,165,764)	$(3,163,801)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(290,462)	(290,462)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(60,000)	(60,000)

Net income	-	-	-	129,828	129,828

Balance as of March 31, 2026 (unaudited)	1,963,000	$1,963	$-	$(3,386,398)	$(3,384,435)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(294,999)	(294,999)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(291,842)	(291,842)

Net income	-	-	-	184,954	184,954

Balance as of June 30, 2026 (unaudited)	1,963,000	$1,963	$-	$(3,788,285)	$(3,786,322)

	For the three and six months ended June 30, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2024 (audited)	1,963,000	$1,963	$-	$(2,266,700)	$(2,264,737)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(739,769)	(739,769)

Net income	-	-	-	577,698	577,698

Balance as of March 31, 2025 (unaudited)	1,963,000	$1,963	$-	$(2,428,771)	$(2,426,808)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(742,274)	(742,274)

Net income	-	-	-	589,626	589,626

Balance as of June 30, 2025 (unaudited)	1,963,000	$1,963	$-	$(2,581,419)	$(2,579,456)

FLAG SHIP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$314,782	$1,167,324
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(585,461)	(1,482,043)
Change in operating assets and liabilities
Prepayments and deposits	(38,005)	30,869
Accrued liabilities	48,325	(25,628)

Net cash used in operating activities	(260,359)	(309,478)

Cash flows from investing activities:
Extension loan deposited into trust account	(351,842)	-

Net cash used in investing activities	(351,842)	-

Cash flows from financing activities:
Proceeds from extension loan – related party	351,842	-
Proceeds from promissory note – related party	255,108	252,500

Net cash provided by financing activities	606,950	252,500

NET CHANGE IN CASH	(5,251)	(56,978)

CASH, BEGINNING OF PERIOD	6,551	76,747

CASH, END OF PERIOD	$1,300	$19,769

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subsequent remeasurement of ordinary shares subject to possible redemption	$585,461	$1,482,043

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Flag Ship Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced operating activities other than activities related to identifying and evaluating a business combination. All activities from inception through June 30, 2026, relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), and since the Initial Public Offering, the Company’s evaluation of business combination candidates and efforts to consummate the initial business combination described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the cash and investments held in trust accounts. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, an amount of $69,000,000 ($10.00 per Public Unit) from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust National Association, acting as trustee. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest and dividends earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within (x) 12 months from the closing of the Initial Public Offering (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination (or up to 21 months, or 24 months if the Event occurs, from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) or (y) such later date after the closing of the Initial Public Offering as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association; or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within (A) 12 months (or 15 months if the Event occurs) from the closing of the Initial Public Offering (or up to 21 or 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination depending on occurrence of the Event) or (B) such later date after the closing of the Initial Public Offering as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association, subject to applicable law.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company listed the Public Units on the Nasdaq Global Market (“NASDAQ”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and interest released to pay taxes payable) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that at least $10.00 per Unit, including the proceeds of the sale of the Private Units will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Under its current amended and restated memorandum and articles of association, the Company initially had until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). At the extraordinary general meeting of shareholders held on June 11, 2026, the Company’s shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the Combination Period by up to twelve (12) additional one-month periods to June 20, 2027.

In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. At extraordinary general meetings held on August 26, 2025 and June 11, 2026, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. After the redemption of our public shares in connection with the extraordinary general meeting held on June 11, 2026, the Sponsor (or its affiliates or designees) is required to deposit $51,842 into the Trust Account for each monthly extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

On August 26, 2025, in connection with the vote to approve the Extension Amendment Proposal, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $40,447,071. In connection with the extraordinary general meeting of shareholders held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.068 per share, for an aggregate redemption amount of approximately $16,682,320, which were paid in July 2026.

The first monthly extension fee was payable by September 20, 2025 and each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month during the Combination Period. Extension payments of $60,000 for each monthly extension were deposited into the Trust Account covering extensions through June 20, 2026. Subsequently, the Sponsor has deposited extension payments of $51,842 into the Trust Account in June 2026 and July 2026 in order to extend the deadline to consummate a business combination to August 20, 2026.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination

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

The GRT Merger Agreement provided that at the effective time of the Merger, by virtue of the Merger and without any action on the part of the Company, Merger Sub or any other Person:

(i) each of the Company’s ordinary shares (the “Company Shares”) issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares (each, as defined below), if any, will be automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation the Merger, one (1) ordinary share of GRT (such shares of GRT, collectively, “Parent Ordinary Shares”) payable in American Depositary Shares of GRT (“Parent ADSs”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the Effective Time will be cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, Parent Ordinary Shares, payable in Parent ADSs, in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right (the “Company Rights Holder”) would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right, multiplied by (c) the ADS exchange rate of one (1) Parent Ordinary Share per one (1) Parent ADS (the “ADS Exchange Rate”) (the “Rights Merger Consideration”).

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

On April 18, 2025, the Company entered into an Agreement and Plan of Merger (the “GFT Merger Agreement”) with Great Future Technology Inc., a Cayman Islands exempted company limited by shares (“PubCo” or “Parent”) and GFT Merger Sub Limited, a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of GFT (“Merger Sub”). The GFT Merger Agreement replaced and superseded the GRT Merger Agreement described above. Pursuant to the GFT Merger Agreement, among other things, the Company would have merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of PubCo. The GFT Merger Agreement also contemplated that at the effective time of the merger, (i) each of the Company Shares issued and outstanding immediately prior to the Effective Time, excluding the Excluded Shares and Dissenting Shares, if any, would have been automatically cancelled, extinguished and exchanged for the right to receive, immediately upon consummation of the merger, one (1) Class A ordinary share of PubCo (such shares of PubCo, collectively, “PubCo Class A Ordinary Shares”) for each such Company Share (the “Per Share Merger Consideration”); and (ii) each right to receive one-tenth (1/10th) of a Company Share at the consummation of a business combination of the Company (a “Company Right”) that is outstanding immediately prior to the effective time would have been cancelled, extinguished and exchanged for the right to receive, immediately upon the consummation of the Merger, PubCo Class A Ordinary Shares in an amount equal to (in each case, as rounded down to the nearest whole number) the product of (a) the Per Share Merger Consideration, multiplied by (b) the number of Company Shares that the holder of the cancelled Company Right would have been entitled to receive from the Company assuming satisfaction of the terms and conditions of such Company Right.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 11, 2025, the Company, GFT and Merger Sub entered into the first amendment to the Merger Agreement (the “First Amendment”) solely to amend Section 10.01 of the Merger Agreement to extend the Outside Date defined thereunder from December 31, 2025 to June 30, 2026.

From September 2025 to July 2026, the Company has caused an aggregate amount of $643,684 to be deposited into the Trust Account to extend the amount of available time to complete a business combination until August 20, 2026.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going concern consideration

As of June 30, 2026, the Company had cash of $1,300 and a working capital deficit of $2,061,322, excluding $34,017,341 payables due to redeeming shareholders to be paid out from the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

In addition, if the Company is unable to complete a Business Combination by June 20, 2027, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying unaudited condensed financial statements are issued.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $1,300 and $6,551 as of June 30, 2026, and December 31, 2025, respectively. The Company has no cash equivalents as of June 30, 2026, and December 31, 2025.

●	Cash and investments held in trust account

As of June 30, 2026, and December 31, 2025, the Company had $34,017,341 and $33,080,038, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest and dividends earned on investments held in the Trust Account in the unaudited statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Extraordinary General Meeting held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for a pro rata portion of the funds held in the Trust Account. Accordingly, as of June 30, 2026 and December 31, 2025, 1,555,260 and 3,062,517 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

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

The net income per share presented in the unaudited statements of operations is based on the following:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	(unaudited)	(unaudited)
Net income	$314,782	$1,167,324
Accretion of temporary equity to redemption value	(937,303)	(1,482,043)
Net loss including accretion of temporary equity	$(622,521)	$(314,719)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
	(unaudited)	(unaudited)
Net income	$184,954	$589,626
Accretion of temporary equity to redemption value	(586,841)	(742,274)
Net loss including accretion of temporary equity	$(401,887)	$(152,648)

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerators:
Allocation of net income including carrying value to redemption value	$(371,026)	$(251,495)	$(245,014)	$(69,705)
Accretion of carrying value to redemption value	937,303	-	1,482,043	-
Allocation of net income/(loss)	$566,277	$(251,495)	$1,237,029	$(69,705)
Denominators:
Weighted-average shares outstanding	2,895,969	1,963,000	6,900,000	1,963,000
Basic and diluted net income per share	$0.20	$(0.13)	$0.18	$(0.04)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerators:
Allocation of net income including carrying value to redemption value	$(233,840)	$(168,057)	$(118,839)	$(33,809)
Accretion of carrying value to redemption value	586,841	-	742,274	-
Allocation of net income/(loss)	$353,001	$(168,057)	$623,435	$(33,809)
Denominators:
Weighted-average shares outstanding	2,731,252	1,963,000	6,900,000	1,963,000
Basic and diluted net income per share	$0.13	$(0.09)	$0.09	$(0.02)

●	Related parties

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Concentration of credit risk

Financial instruments that potentially subject the Company to the concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

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

Level 1:	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2:	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were comprised of money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Cash and investments held in trust account	$34,017,341	$34,017,341	$-	$-

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in trust account	$33,080,038	$33,080,038	$-	$-

●	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2026, and December 31, 2025, the principal amount due and owing under the August 2024 Promissory Note was $2,053,701 and $1,446,751, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the first date that any securities of the Company registered on the Company’s registration statement for its Proposed Offering are listed on the Nasdaq Global Market, to pay Whale Management Corporation a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. As of June 30, 2026, and December 31, 2025, the unpaid balance was $220,000 and $160,000, respectively, which is included in promissory notes - related party balance.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025 and June 11, 2026, at extraordinary general meetings of shareholders, the shareholders approved the proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of June 30, 2026 and December 31, 2025, the extension loan balance was $591,842 and $240,000, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 50,000,000 ordinary shares with $0.001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 1,963,000 and 1,963,000 ordinary shares issued and outstanding, excluding 1,555,260 and 3,062,517 ordinary shares subject to possible redemption, respectively.

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of this Quarterly Report, as well as the holders of the Private Units (and all underlying securities) and any securities that may be issued to our initial shareholder, officers, directors or their affiliates in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement entered into with the Company on the effective date of the registration statement for the Company’s Initial Public Offering. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time on or after (i) the date that the Company consummates a Business Combination with respect to the Founder Shares and Working Capital Loan Securities (or underlying securities) or (ii) commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or extension loans can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

FLAG SHIP ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include formation, general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account which are included in the unaudited statements of operations.

The key measures of segment profit or loss reviewed by the CODM are interest and dividends earned on cash and investments held in Trust Account and formation, general and administrative expenses. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as noted below.

In connection with the extraordinary general meeting held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $16,682,320, which were paid in July 2026.

All extension fees have been fully deposited in the Trust Account as of the filing date of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Flag Ship Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Whale Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the IPO and the sale of the Private Placement Units, a total of $69,000,000 was placed in the Trust Account. We incurred $3,448,233 in transaction costs, including $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees and $343,233 of other offering costs.

Extensions of Time Period

We originally had until September 20, 2025 to consummate a business combination. However, our Sponsor was allowed to extend the time frame for us to complete a business combination by up to an additional 9 months (for a total period of up to 24 months from our initial public offering) provided that it (or its designee) deposits the required amount of funds into the Trust Account for each monthly extension. Holders of our securities do not have the right to approve or disapprove any such monthly extension. Further, holders of our securities do not have the right to seek or obtain redemption in connection with any such extension. Following our extraordinary general meeting of shareholders held on June 11, 2026, we have up to 36 months from the closing of the IPO, or June 20, 2027, to complete our initial business combination (such time period may be referred to as the “Prescribed Time Frame”).

In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. At extraordinary general meetings held on August 26, 2025 and June 11, 2026, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. After the redemption of our public shares in connection with the extraordinary general meeting held on June 11, 2026, the Sponsor (or its affiliates or designees) is required to deposit $51,842 into the Trust Account for each monthly extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

The first monthly extension fee was payable by September 20, 2025 and each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month during the Prescribed Time Frame. Extension payments of $60,000 for each monthly extension were deposited into the Trust Account covering extensions through June 20, 2026. Subsequently, the Sponsor has deposited monthly extension payments of $51,842 into the Trust Account in June 2026 and July 2026 in order to extend the deadline to consummate a business combination to August 20, 2026.

In connection with the extraordinary general meeting held in August 2025, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $40,447,071. In connection with the extraordinary general meeting held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $16,682,320, which were paid in July 2026.

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

On May 8, 2026, the Company entered into a letter of intent with Bluechip & Co. Holdings, a Cayman Islands exempt company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provides for an exclusive negotiation period, during which the Company has been conducting due diligence on Bluechip and the parties have been negotiating the terms of a definitive agreement. The parties have agreed to a ninety (90) day period of mutual exclusivity, which may be extended under certain conditions specified in the Letter of Intent. The Letter of Intent includes binding provisions regarding exclusivity and other related transaction provisions governing the parties’ negotiations. The Proposed Transaction remains subject to the completion of due diligence, the negotiation and execution of definitive agreements, satisfaction of customary closing conditions, and approval by the boards and shareholders of the parties. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated. As of the date of this Quarterly Report, the parties have not yet entered into a definitive agreement. The Company continues to evaluate potential business combination opportunities.

Results of Operations

Our entire activity since inception up to June 30, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective target for our initial business combination and activities in support of consummating our initial business combination, including negotiating and pursuing a business combination with GRT and subsequently GFT, each of which was terminated. The Company is currently engaged in exclusive negotiations with Bluechip & Co. Holdings pursuant to a Letter of Intent relating to a potential business combination and is conducting due diligence in connection therewith. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the amount held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended June 30, 2026, we had net income of $184,954, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $294,999, partially offset by formation, general and administrative expenses of $110,045.

For the six months ended June 30, 2026, we had net income of $314,782, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $585,461, partially offset by formation, general and administrative expenses of $270,679.

For the three months ended June 30, 2025, we had net income of $589,626, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $742,274, partially offset by formation, general and administrative expenses of $152,648.

For the six months ended June 30, 2025, we had net income of $1,167,324, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $1,482,043, partially offset by formation, general and administrative expenses of $314,719.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2026, net cash used in operating activities was $260,359. Net income of $314,782 was mainly impacted by interest and dividends earned on cash and investments held in the trust account of $585,461.

As of June 30, 2026, we had cash and investments held in the Trust Account of $34,017,341. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,300 held outside of the Trust Account and a working capital deficit of $2,061,322, excluding $34,017,341 payables due to redeeming shareholders to be paid out from the Trust Account. We intend to use the funds available to us under the Amended 2024 Note (defined below), and the funds held outside the Trust Account primarily to pursue the proposed business combination with Bluechip & Co. Holdings pursuant to the Letter of Intent entered into on May 8, 2026, and if necessary, to identify and evaluate alternative target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 30, 2024, we issued an unsecured promissory note (the “August 2024 Promissory Note”) in the principal amount of up to $1,000,000 to our Sponsor pursuant to which we may borrow additional funds. The August 2024 Promissory Note bears no interest and was initially due on the earlier of: (i) December 31, 2025 or (ii) the date on which we consummate our initial business combination. The principal balance may be prepaid at any time. Once an amount is drawn down under the August 2024 Promissory Note, it shall not be available for future drawdown requests even if prepaid. The August 2024 Promissory Note is subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice to us, the unpaid principal balance of the August 2024 Promissory Note and all other sums payable with regard to the August 2024 Promissory Note becoming immediately due and payable. On August 21, 2025, we and our Sponsor agreed to amend and restate the August 2024 Promissory Note to solely raise the principal balance from $1,000,000 to $1,200,000. On January 28, 2026, we and our Sponsor agreed to further amend and restate the August 2024 Promissory Note (the “Amended 2024 Note”) to raise the principal balance from $1,200,000 to $2,000,000 and extend the maturity date to the earlier of (i) December 31, 2026 or (ii) the date on which we consummate our initial business combination. Other than the foregoing terms, the Amended 2024 Note has the same terms as the Amended 2024 Note. As of June 30, 2026, there was $2,053,701 outstanding under the Amended 2024 Note.

In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. Following the extraordinary general meetings of shareholders held on August 26, 2025 and June 11, 2026, our shareholders approved proposals to reduce the extension payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. After the redemption of our public shares in connection therewith, the Sponsor (or its affiliates or designees) is required to deposit $51,842 into the Trust Account for each monthly extension. Any such payments would be made in the form of a loan. As of June 30, 2026 and December 31, 2025, the extension loan balance was $591,842 and $240,000, respectively; such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Quarterly Report on Form 10-Q.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In order to complete a Business Combination, we will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited condensed financial statements.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The current business combination deadline is June 20, 2027. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans for the initial business combination will be consummated on or before the applicable deadline as described above. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Registration Rights

Pursuant to a registration rights agreement entered into on June 17, 2024, the holders of the insider shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

August 2024 Promissory Note

On August 30, 2024, the Company issued the August 2024 Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The August 2024 Promissory Note bears no interest and was repayable in full upon the earlier of consummation of the initial business combination of the Company or December 31, 2025. The issuance of the August 2024 Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Extension Payments

Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, we were initially required to deposit into the trust account $230,000 ($0.033 per public share) on or prior to the date of the applicable deadline. From September 2025 to July 2026, the Company has caused an aggregate amount of $643,684 to be deposited into the Trust Account to extend the amount of available time to complete a business combination until August 20, 2026.

On August 26, 2025, the Company held an extraordinary general meeting of shareholders at which the shareholders approved a proposal to reduce the required extension payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Thereafter, we held the extraordinary general meeting of shareholders on June 11, 2026 at which the Company’s shareholders approved amendments to our Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement to extend the deadline to consummate a business combination by up to twelve (12) additional one-month periods, from June 20, 2026 to June 20, 2027, subject to the Sponsor or its designee depositing the lesser of (i) $60,000 and (ii) $0.033 for each outstanding public share into the Trust Account for each monthly extension. After the redemption of our public shares in connection with these events, the Sponsor (or its affiliates or designees) is required to deposit $51,842 into the Trust Account for each monthly extension. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2027. As of the filing date of this Quarterly Report, extension payments have been made to extend the current deadline through August 20, 2026.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our unaudited condensed financial statements includes the valuation of ordinary shares subject to possible redemption. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2026, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. Therefore, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management intends to implement measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association of Flag Ship Acquisition Corporation (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 17, 2026).
10.1	Mutual Termination Agreement dated May 3, 2026, among the Company, Great Future Technology Inc. and GFT Merger Sub Limited (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 4, 2026).
10.2	Amendment No. 2 to the Investment Management Trust Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 17, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG SHIP ACQUISITION CORPORATION

Date: August 14, 2026		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026		/s/ Luhuan Zhong
	Name:	Luhuan Zhong
	Title:	Chief Financial Officer (Principal Financial Officer)