Form 10-K/A
period 2025-12-31
Flag Ship Acquisition Corp
filed 2026-09-29
CIK 1850059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Flag Ship Acquisition Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2026 (the “Original Form 10-K”).

On July 20, 2026, the Company changed its independent registered public accounting firm from MaloneBailey, LLP (“MaloneBailey”) to Wei, Wei & Co. (“Wei & Wei”), as previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on July 21, 2026 under Item 4.01, “Changes in Registrant’s Certifying Accountant.”

Accordingly, the Company is filing this Amendment to replace the report of MaloneBailey included in the Original Form 10-K with the report of Wei & Wei on the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, and to make related conforming changes to the disclosure and exhibits, as applicable.

The Company’s consolidated financial statements included in this Amendment are unchanged from those included in the Original Form 10-K, and there are no substantive changes to the Company’s previously reported financial condition, results of operations, cash flows or other financial results. The only substantive change to the financial statements and related disclosures is the replacement of the report of the independent registered public accounting firm.

In addition, in accordance with applicable SEC rules, this Amendment to the Original Form 10-K includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Amendment to the Original Form 10-K, which are also reflected in Item 15 hereof, as well as an updated signature page.

Except for the changes described above, this Amendment to the Original Form 10-K does not amend, change or update the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K, except as expressly described herein. As such, except as described above, this Amendment speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and filings made with the SEC subsequent to the Original Form 10-K.

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

v

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

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol jointly signed by the PCAOB, the CSRC and the Ministry of Finance of the PRC. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in any way and at any point in the future, the board of PCAOB will act immediately to consider the need to issue a new determination. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. Our auditor, Wei, Wei & Co., LLP, is a United States accounting firm based in Flushing, is subject to regular inspection by the PCAOB. Wei, Wei & Co., LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination. Wei, Wei & Co., LLP has access to our books and records which are currently maintained by our bookkeeper residing in U.S. In addition, we will affirmatively exclude any target company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 at the time of our business combination.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item is incorporated by reference to Item 4.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026, which disclosed the Company’s change in independent registered public accounting firm from MaloneBailey, LLP to Wei, Wei & Co.

As disclosed in such Form 8-K, there were no disagreements between the Company and MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K in connection with the change in the Company’s independent registered public accounting firm.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC totaled $189,619 and $226,635 for the years ended December 31, 2025 and 2024, respectively.

Wei, Wei & Co., LLP, or Wei & Wei, acts as our independent registered public accounting firm since July 20, 2026. The audit fees agreement with Wei, Wei & Co., LLP for services rendered for each of years ended December 31, 2025 and 2024 are $15,000 and $15,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey and Wei & Wei for any audit-related fees for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay MaloneBailey and Wei & Wei for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay MaloneBailey and Wei & Wei for other services for the years ended December 31, 2025 and 2024.

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

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 29, 2026.

FLAG SHIP ACQUISITION CORPORATION

By:	/s/ Matthew Chen
Matthew Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Chen	Chief Executive Officer and Chairman	September 29, 2026
Matthew Chen	(Principal Executive Officer)

/s/ Luhuan Zhong	Chief Financial Officer	September 29, 2026
Luhuan Zhong	(Principal Financial Officer)

/s/ Pai Liu	Director	September 29, 2026
Pai Liu

/s/ Wen He	Director	September 29, 2026
Wen He

/s/ Shan Cui	Director	September 29, 2026
Shan Cui

FLAG SHIP ACQUISITION CORPORATION

Financial Statements

For The Years Ended December 31, 2025 and 2024

FLAG SHIP ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flag Ship Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flag Ship Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, and the related statements of income and comprehensive income, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s business plan is dependent on the completion of a business combination on or before June 20, 2027 which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wei, Wei & Co., LLP

Flushing, New York

September 29, 2026

We have served as the Company’s auditor since 2026.

FLAG SHIP ACQUISITION CORPORATION

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	December 31, 2024
ASSETS
Current asset:
Cash	$6,551	$76,747
Prepayments and deposits	18,523	95,737
Total current assets	25,074	172,484

Cash and investments held in trust account	33,080,038	70,799,136
TOTAL ASSETS	$33,105,112	$70,971,620

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$17,124	$34,370
Promissory notes – related party	1,446,751	677,851
Total current liabilities	1,463,875	712,221

Deferred underwriting compensation	1,725,000	1,725,000
TOTAL LIABILITIES	3,188,875	2,437,221

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,062,517 and 6,900,000 shares issued and outstanding at redemption value of $10.80 and $10.26 at December 31, 2025 and 2024, respectively	33,080,038	70,799,136

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,963,000 and 1,963,000 shares issued and outstanding (excluding 3,062,517 and 6,900,000 shares, subject to possible redemption as of December 31, 2025 and 2024, respectively)	1,963	1,963
Accumulated deficit	(3,165,764)	(2,266,700)
Total Shareholders’ deficit	(3,163,801)	(2,264,737)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$33,105,112	$70,971,620

The accompanying notes are an integral part of these audited financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024
Formation, general and administrative expenses	$(659,064)	$(889,298)

Other income:
Interest and dividends earned in cash and investments held in Trust Account	2,487,973	1,799,136
Total other income, net	2,487,973	1,799,136

Income before income taxes	1,828,909	909,838

Income taxes	-	-

NET INCOME	$1,828,909	$909,838

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,564,766	3,657,377
Basic and diluted net income per ordinary shares subject to possible redemption	$0.37	$1.03

Basic and diluted weighted average shares outstanding, ordinary shares attributable to non-redeemable ordinary shares	1,963,000	1,851,153
Basic and diluted net loss per ordinary share attributable to non-redeemable ordinary shares	$(0.12)	$(1.53)

The accompanying notes are an integral part of these audited financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31, 2025 and 2024
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

The accompanying notes are an integral part of these audited financial statements.

FLAG SHIP ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,828,909	$909,838
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,487,973)	(1,799,136)
Change in operating assets and liabilities
Prepayments and deposits	77,214	(91,399)
Accrued liabilities	(17,246)	34,370
Due to related party	120,000	40,000
Net cash used in operating activities	(479,096)	(906,327)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	40,447,071	-
Proceeds from extension loan deposited into trust account	(240,000)	-
Proceeds deposited in Trust Account	-	(69,000,000)
Net cash provided by (used in) investing activities	40,207,071	(69,000,000)

Cash flows from financing activities:
Proceed from public offering, net of offering costs	-	67,282,567
Proceed from private placement	-	2,380,000
Redemption of ordinary shares	(40,447,071)	-
Proceeds from promissory note – related party	648,900	637,851
Repayment of promissory note – related party	-	(433,554)
Net cash (used in) provided by financing activities	(39,798,171)	69,866,864

NET CHANGE IN CASH	(70,196)	(39,463)
CASH, BEGINNING OF YEAR	76,747	116,210
CASH, END OF YEAR	$6,551	$76,747

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$64,667,291
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,231,709
Accretion of carrying value to redemption value	$-	$7,564,418
Subsequent remeasurement of ordinary shares subject to possible redemption	$2,487,973	$1,799,136
Extension funds attributable to ordinary shares subject to redemption	$240,000	$-
Accrued underwriting compensation	$-	$1,725,000

The accompanying notes are an integral part of these audited financial statements.

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

Under its current amended and restated memorandum and articles of association, the Company will have until 12 months (or 15 months if the Company enters into a business combination agreement prior to the expiration of the initial 12-month period (the “Event”)) from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (or 15 months if the Event occurs), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional month up to 9 times (for a total of up to 21 or 24 months to complete a Business Combination depending on occurrence of the Event) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved a proposal to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. The first monthly extension fee must be made by September 20, 2025 while each subsequent monthly extension fee must be deposited into the trust account by the 20th of each succeeding month until June 20, 2026. On August 26, 2025, in connection with the vote to approve the Extension Amendment Proposal, holders of 3,837,483 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $40,447,071. At the extraordinary general meeting of shareholders held on June 11, 2026, the Company’s shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the Combination Period by up to twelve (12) additional one-month periods to June 20, 2027. In connection with the extraordinary general meeting held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $16,682,320, which were paid in July 2026. After the redemption of the Company’s public shares in connection with the extraordinary general meeting held on June 11, 2026, the Sponsor (or its affiliates or designees) is required to deposit $51,842 into the Trust Account for each monthly extension. As of the filing date of the financial statements, the Company has fully deposited into the Trust Account all extension fees required to extend the deadline for completing a business combination to October 20, 2026.And All extension fees have been fully deposited in the Trust Account as of the filing date of the financial statements to extension to October 20, 2026.

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

On May 8, 2026, Flag Ship Acquisition Corporation entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempted company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provided for a ninety (90) day period of mutual exclusivity, subject to extension under certain conditions specified therein. The Letter of Intent included binding provisions regarding exclusivity and other provisions governing the parties’ negotiations.

On September 15, 2026, the Company entered into an Agreement and Plan of Merger with Bluechip & Co. Holdings, a Cayman Islands exempted company (“Bluechip”), the principal shareholders of Bluechip party thereto (the “Principal Shareholders”), Ming Zhang, solely in his capacity as the shareholder representative of the Principal Shareholders (the “Principal Shareholders’ Representative”), Bluechip Holdings Corp., a Cayman Islands exempted company and wholly owned subsidiary of Parent, and Bluechip Merger Sub Inc., a Cayman Islands exempted company and wholly owned subsidiary of Purchaser.

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

In addition, if the Company is unable to complete a Business Combination by June 20, 2027, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying financial statements are issued.

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

●	Revenue Recognition

The Company has not generated operating revenues to date and will not generate operating revenues until the completion of its initial business combination, at the earliest. The Company’s current activities do not give rise to revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers. The Company generates non-operating income in the form of interest and dividend income from investments held in the Trust Account.

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

The net income per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net income	$1,828,909	$909,838
Initial accretion of carrying value to redemption value	-	(7,564,418)
Accretion of temporary equity to redemption value	(2,727,973)	(1,799,136)
Net loss including accretion of temporary equity	$(899,064)	$(8,453,716)

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$(664,617)	$(234,447)	$(5,612,827)	$(2,840,889)
Accretion of carrying value to redemption value	2,727,973	-	9,363,554	-
Allocation of net income	$2,063,356	$(234,447)	$3,750,727	$(2,840,889)
Denominators:
Weighted-average shares outstanding	5,564,766	1,963,000	3,657,377	1,851,153
Basic and diluted net income per share	$0.37	$(0.12)	$1.03	$(1.53)

●	Related parties

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 or 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees were initially required to deposit into the Trust Account $230,000 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline for each one month extension, and up to an aggregate of $2,070,000, or $0.30 per public share. On August 26, 2025, through the Extraordinary General Meeting, the shareholders approved to reduce the payment from $0.033 per each outstanding public share (for each monthly extension) to an amount equal to the lesser of (i) $60,000 for all outstanding public shares and (ii) $0.033 for each outstanding public share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2025 and 2024, the extension loan balance was $240,000 and $0, respectively, such amounts are included in “Promissory Notes – Related Party” presented on the balance sheets included in the financial statements filed with this Annual Report on Form 10-K.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as noted below.

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

On May 8, 2026, Flag Ship Acquisition Corporation entered into a letter of intent (the “Letter of Intent”) with Bluechip & Co. Holdings (“Bluechip”), a Cayman Islands exempted company, in connection with a proposed business combination transaction (the “Proposed Transaction”). The Letter of Intent provided for a ninety (90) day period of mutual exclusivity, subject to extension under certain conditions specified therein. The Letter of Intent included binding provisions regarding exclusivity and other provisions governing the parties’ negotiations.

In connection with the extraordinary general meeting held on June 11, 2026, holders of 1,507,257 ordinary shares of the Company properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $16,682,320, which were paid in July 2026. As of the filing date of the financial statements, the Company has fully deposited into the Trust Account all extension fees required to extend the deadline for completing a business combination to October 20, 2026.

On September 15, 2026, the Company entered into an Agreement and Plan of Merger with Bluechip & Co. Holdings, a Cayman Islands exempted company (“Bluechip”), the principal shareholders of Bluechip party thereto (the “Principal Shareholders”), Ming Zhang, solely in his capacity as the shareholder representative of the Principal Shareholders (the “Principal Shareholders’ Representative”), Bluechip Holdings Corp., a Cayman Islands exempted company and wholly owned subsidiary of Flag Ship Acquisition Corporation, and Bluechip Merger Sub Inc., a Cayman Islands exempted company and wholly owned subsidiary of Bluechip Holdings Corp.,.